Form 10QSB
period 1996-03-31
FIRST BANKSHARES INC /GA/
filed 1996-05-06
CIK 925944

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                                   (Mark One)

             [X] Quarterly Report Under Section 13 or 15(d ) of the
                        Securities Exchange Act of 1934
                      For the Period Ended March 31, 1996
                                       or

            [ ] Transition Report Under Section 13 or 15(d ) of the
                        Securities Exchange Act of 1934

                                ----------------

                         Commission file number 0-26174

                             FIRST BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                             58-2094754
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

               2833 Main St.
            East Point, Georgia                                     30344
  (Address of principal executive offices)                       (Zip Code)

                                 (404) 768-9305
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 Par Value 1,048,840 shares as of May 1, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets




                                                   March 31,       December 31,
                                                     1996              1995
                                                  -----------       -----------
                                                  (Unaudited)          (Note)
                            ASSETS

Cash and due from banks ...................       $ 1,494,766       $ 3,403,926
Investment securities .....................        22,696,661        23,966,501
Loans, net ................................        64,550,277        58,090,869
Premises and equipment, net ...............         1,817,861         1,828,648
Real estate acquired through foreclosure, net         756,067           808,090
Cash value of life insurance ..............         2,288,941         2,266,781
Other assets ..............................         1,813,942         1,886,208
                                                  -----------       -----------

                                                  $95,418,515       $92,251,023
                                                  ===========       ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ...............................       $79,498,513       $78,733,938
   Federal funds purchased ................         1,050,000         2,360,000
   Note payable to FHLB ...................         5,170,000         2,000,000
   Other liabilities ......................         1,573,455         1,249,562
                                                  -----------       -----------

   Total Liabilities ......................        87,291,968        84,343,500

Stockholders' Equity:
   Common stock, $1.00 par value;
     10,00,000 shares authorized; 1,048,840
     shares issued and outstanding ........         1,048,840         1,048,840
   Additional paid-in capital .............         4,198,435         4,198,435
   Retained earnings ......................         2,721,405         2,397,106
   Net unrealized gains (losses)
      on securities........................           157,867           263,142
                                                  -----------       -----------
   Total Stockholders' Equity .............         8,126,547         7,907,523
                                                  -----------       -----------

                                                  $95,418,515       $92,251,023
                                                  ===========       ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   The accompanying note is an integral part
              of the condensed consolidated financial statements.

                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Interest income:
   Loans, including fees ............................   $1,661,830   $1,083,648
   Investment securities ............................      345,633      210,604
   Other ............................................       16,558       60,013
                                                        ----------   ----------
   Total interest income ............................    2,024,021    1,354,265

Interest expense:
   Deposits .........................................      677,638      515,530
   Federal funds purchased and note payable .........       59,543           --
                                                        ----------   ----------
   Total interest expense ...........................      737,181      515,530
                                                        ----------   ----------

   Net interest income ..............................    1,286,840      838,735

Provision for possible loan losses ..................           --       10,000
                                                        ----------   ----------

   Net interest income after provision
     for possible loan losses .......................    1,286,840      828,735
Noninterest income ..................................      314,004      325,850

Noninterest expenses:
   Salaries and employee benefits ...................      555,024      353,341
   Occupancy and equipment ..........................       95,200       57,741
   Other operating ..................................      327,838      391,108
                                                        ----------   ----------
   Total noninterest expenses .......................      978,062      802,190
                                                        ----------   ----------

   Income before income taxes .......................      622,782      352,395

Income taxes ........................................      225,065      108,124
                                                        ----------   ----------

   Net income .......................................   $  397,717   $  244,271
                                                        ==========   ==========

   Net income per share:
     Primary ........................................   $      .38   $      .23
                                                        ==========   ==========
     Fully diluted ..................................   $      .37   $      .23
                                                        ==========   ==========

   Weighted average common shares:
     Primary ........................................    1,048,840    1,048,840
     Fully diluted ..................................    1,081,893    1,048,840

                   The accompanying note is an integral part
              of the condensed consolidated financial statements.

                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------

Cash flows provided by
 operating activities ...........................   $   842,802    $   301,573

Cash flows (used in) provided by
 investing activities ...........................    (5,303,119)     1,094,372

Cash flows provided by (used in)
 financing activities ...........................     2,551,157       (323,221)
                                                    -----------    -----------


   Net increase (decrease) in
      cash and cash equivalents .................    (1,909,160)     1,072,724

Cash and cash equivalents
 at beginning of period .........................     3,403,926      3,367,514
                                                    -----------    -----------

Cash and cash equivalents
 at end of period ...............................   $ 1,494,766    $ 4,440,238
                                                    ===========    ===========

                   The accompanying note is an integral part
              of the condensed consolidated financial statements.

                      FIRST BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)


     BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements of First Bankshares, Inc. and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations

Net interest income increased to $1,286,840 for the quarter ended March 31, 1996 from $838,735 for the quarter ended March 31, 1995. The increase was primarily due to increases in loans and other interest bearing assets and the relative market interest rates and fees which exceed the related cost of funds for investing in such assets. Total interest income increased to $2,024,021 for the quarter ended March 31, 1996 from $1,354,265 for the quarter ended March 31, 1995. The increase in interest income was primarily the result of increases in the net loan portfolio of 55% from $41,593,564 to $64,550,277 and in investment securities of 38% from $16,391,188 to $22,696,661 from March 31, 1995 to March 31, 1996. Total interest expense increased to $737,181 for the quarter ended March 31, 1996 from $515,530 for the quarter ended March 31, 1995. The increase in interest expense was primarily due to increases in interest bearing deposits of 12% from $52,057,150 to $58,312,939 and in other borrowings of 100% from no borrowings to $6,220,000 from March 31, 1995 to March 31, 1996.

Additions to the allowance for possible loans losses ($1,029,517 and $1,003,448 at March 31 1996 and 1995, respectively, and $1,026,830 at December 31, 1995) are made periodically to maintain the allowance at an appropriate level based on management's analysis of potential risk in the loan portfolio. The ratio of the allowance for possible loan losses to loans of 1.56% at March 31, 1996 decreased from 1.73% at December 31, 1995 as a result of the increase in mortgage loans in process of settlement. The amount of the provision for possible loan losses is determined by an evaluation of the amount of loans outstanding, the amount of non-performing loans, historical loan loss experience, delinquency trends, the amount of losses actually charged to the allowance in a given period, and an assessment of present and anticipated economic conditions that might possibly impact the Company's market. Management determined that no additional provision was necessary for the allowance for the quarter ended March 31, 1996 compared to a provision of $10,000 for the quarter ended March 31, 1995. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses, that additional increases in the allowance will not be required, or that any particular level of allowance for possible loan losses will be maintained.

Noninterest income was $314,004 for the quarter ended March 31, 1996 compared to $325,850 for the quarter ended March 31, 1995. Fees and other income related to deposit accounts increased slightly, however, such increase was offset by a reduction in income from non-recurring life insurance benefits.

Noninterest expense increased to $978,062 for the quarter ended March 31, 1996 from $802,190 for the quarter ended March 31, 1995. The increases were primarily related to an increase in the number of full-time employees, particularly related to the increase in the mortgage loan operations and normal salary increases.

The Company's net income was $397,717 ($.37 per share fully diluted) for the quarter ended March 31, 1996 compared to net income of $244,271 ($.23 per share fully diluted) for the quarter ended March 31, 1995. The return on average assets and equity increased to 1.66% from 1.5% and to 19.7% from 14.4%, respectively, for the quarter ended March 31, 1996 and 1995. The increases in net income and returns reflect the increase in net interest income, the reduction in the provision for possible loan losses, and the increase in noninterest expenses.

Liquidity and Sources of Capital

The Company had cash and cash equivalents of $1,494,766 at March 31, 1996 and $3,403,926 at December 31, 1995. The decrease reflects the Company's increased investment in earning assets and the relative stability of the Company's need to respond to short term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. The loan to deposit ratio at March 31, 1996 was 79.2% compared to 75.1% at December 31, 1995 and 68.8% at March 31, 1995. The increase in this ratio continues to reflect the Company's strategy of increasing investments in higher earning loans and related fee opportunities.

Primary sources of liquidity are the scheduled repayments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company may sell investment securities in connection with the management of its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in financial institutions, federal funds sold, borrowings from FHLB and repurchase agreements to meet liquidity requirements as needed. The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured and secured advances of up to $12,250,000 and with the Federal Home Loan Bank for borrowings up to $5,170,000. The Company believes that its liquidity will be sufficient to meet its operating requirements over the near term.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

         (a)      Not applicable.

         (b)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Other Information.

         (a)      Exhibits.

                  None.

         (b)      Reports on Forms 8-K.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                  FIRST BANKSHARES, INC.
                                                       (Registrant)



Date     May 6, 1996                              /s/ R. Elliott Miller
    --------------------                     -------------------------------
                                                    R. Elliott Miller
                                          President and Chief Executive Officer