Form 10QSB/A
period 1996-03-31
FIRST BANKSHARES INC /GA/
filed 1996-07-10
CIK 925944

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


(Mark One)

[X] Amended Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1996
                                       or

[ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange
    Act of 1934 For the Transition Period Ended From          to

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

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

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



Date      July 10, 1996                          /s/ R. Elliott Miller
                                                    R. Elliott Miller
                                         President and Chief Executive Officer