Form 10QSB
period 1996-06-30
FIRST BANKSHARES INC /GA/
filed 1996-08-08
CIK 925944

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark One)

     [X] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996
                                       or

     [ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Transition Period Ended From _____ to ____

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

                                 Not applicable
   (Former name, address and former fiscal year, if changed since last report)

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

Common Stock, $1.00 Par Value 1,048,840 shares as of August 1, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets




                                                                          June 30,               December 31,
                                                                            1996                     1995
                                                                       -------------           -------------
                                                                         (Unaudited)                (Note)
                            ASSETS
Cash and due from banks .............................................. $   4,277,458           $   3,403,926
Investment securities ................................................    21,777,123              23,966,501
Federal funds sold ...................................................     2,590,000                      --
Loans, net ...........................................................    58,839,716              58,090,869
Premises and equipment, net ..........................................     1,829,232               1,828,648
Real estate acquired through foreclosure, net ........................       646,263                 808,090
Cash value of life insurance .........................................     2,311,102               2,266,781
Other assets .........................................................       522,760               1,886,208
                                                                       -------------           -------------
TOTAL ASSETS ......................................................... $  92,793,654           $  92,251,023
                                                                       =============           =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits .......................................................... $  78,531,087           $  78,733,938
   Federal funds purchased ...........................................     3,020,000               2,360,000
   Note payable to FHLB ..............................................     2,000,000               2,000,000
   Other liabilities .................................................     1,009,401               1,249,562
                                                                       -------------           -------------
   Total Liabilities .................................................    84,560,488              84,343,500

Stockholders' Equity:
   Common stock, $1.00 par value;
     10,00,000 shares authorized; 1,048,840
     shares issued and outstanding ...................................     1,048,840               1,048,840
   Additional paid-in capital ........................................     4,198,435               4,198,435
   Retained earnings .................................................     3,027,321               2,397,106
   Net unrealized gains (losses) on securities .......................       (41,430)                263,142
                                                                       -------------           -------------
   Total Stockholders' Equity ........................................     8,233,166               7,907,523
                                                                       -------------           -------------
TOTAL LIABILITIES AND EQUITY ......................................... $  92,793,654           $  92,251,023
                                                                       =============           =============


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.




                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                                 --------------------------       --------------------------
                                                    1996            1995             1996            1995
                                                 -----------    -----------       -----------    -----------
Interest income:
   Loans, including fees ....................... $ 1,580,505    $ 1,148,667       $ 3,242,335    $ 2,232,315
   Investment securities .......................     342,257        291,608           687,890        502,213
   Other .......................................      18,965         53,565            35,523        113,578
                                                 -----------    -----------       -----------    -----------
   Total interest income .......................   1,941,727      1,493,840         3,965,748      2,848,106

Interest expense:
   Deposits ....................................     669,371        608,187         1,347,009      1,122,984
   Federal funds purchased and note payable ....      90,939          3,087           150,482          3,819
                                                 -----------    -----------       -----------    -----------
   Total interest expense ......................     760,310        611,274         1,497,491      1,126,803
                                                 -----------    -----------       -----------    -----------

   Net interest income .........................   1,181,417        882,566         2,468,257      1,721,303

Provision for possible loan losses .............          --         10,000                --         20,000
                                                 -----------    -----------       -----------    -----------
   Net interest income after provision
     for possible loan losses ..................   1,181,417        872,566         2,468,257      1,701,303

Noninterest income .............................     538,682        194,874           852,686        520,723

Noninterest expenses:
   Salaries and employee benefits ..............     576,901        352,272         1,131,925        686,028
   Occupancy and equipment .....................      98,663         59,016           193,863        116,757
   Other operating .............................     444,962        294,487           772,800        705,180
                                                 -----------     ----------       -----------     ----------
   Total noninterest expenses ..................   1,120,526        705,775         2,098,588      1,507,965
                                                 -----------     ----------       -----------     ----------

   Income before income taxes ..................     599,573        361,665         1,222,355        714,061

Income taxes ...................................     220,238        111,522           445,303        219,645
                                                 -----------     ----------       -----------     ----------

   Net income .................................. $   379,335     $  250,143       $   777,052     $  494,416
                                                 ===========     ==========       ===========     ==========

   Net income per share:
     Primary ................................... $       .36     $      .24       $       .74     $      .47
     Fully diluted ............................. $       .35     $      .24       $       .71     $      .47

   Weighted average common shares:
     Primary ...................................   1,048,840      1,048,840         1,048,840      1,048,840
     Fully diluted .............................   1,094,077      1,048,840         1,094,077      1,048,840





                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                              Six Months Ended June 30,
                                                                       -------------------------------------
                                                                           1996                     1995
                                                                       -------------           -------------
Cash flows provided by operating activities .......................... $   1,908,879           $     405,369

Cash flows (used in) provided by investing activities ................    (1,345,660)             (5,449,918)

Cash flows provided by (used in) financing activities ................       310,312               4,926,221

                                                                       -------------           -------------
   Net increase (decrease) in cash and cash equivalents ..............       873,531                (118,328)

Cash and cash equivalents at beginning of period .....................     3,403,926               3,367,514
                                                                       -------------           -------------

Cash and cash equivalents at end of period ........................... $   4,277,457           $   3,249,186
                                                                       =============           =============





                      FIRST BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


     Basis of Presentation The  accompanying  unaudited  condensed  consolidated financial statements of First Bankshares, Inc. and Subsidiary (the Company) have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-QSB and
Regulation  S-B.  Accordingly,  they  do not  include  all the  information  and footnotes  required by generally  accepted  accounting  principles  for complete consolidated financial statements. In the opinion of management, all adjustments
(consisting  of  normal  recurring  items)  considered   necessary  for  a  fair
presentation  have been included.  Operating results for the three and six month periods ended June 30, 1996 are not  necessarily  indicative of the results that may be expected for the year ended December 31, 1996.  For further  information, refer  to the  audited  consolidated  financial  statements  and  notes  thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.




     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations  Results of Operations  Net interest  income  increased to
$1,181,417  for the quarter  ended June 30, 1996 from  $882,566  for the quarter ended June 30, 1995 and to  $2,468,257  for the six month  period ended June 30,
1996 from  $1,721,303 for the six month period ended June 30, 1995. The increase was primarily due to increases in loan volumes and other interest bearing assets and the relative market interest rates and fees which exceed the related cost of funds  for  investing  in  such  assets.  Total  interest  income  increased  to
$1,941,727  for the quarter ended June 30, 1996 from  $1,493,840 for the quarter ended June 30, 1995 and to  $3,965,748  for the six month  period ended June 30,
1996 from  $2,848,106 for the six month period ended June 30, 1995. The increase in  interest  income  was  primarily  the  result of  increases  in the net loan portfolio of 38% from $42,570,281 to $58,839,716 and in investment securities of
9% from  $19,940,765 to $21,777,123  from June 30, 1995 to June 30, 1996.  Total interest expense  increased to $760,310 for the quarter ended June 30, 1996 from
$611,274 for the quarter ended June 30, 1995 and to $1,497,491 for the six month period ended June 30, 1996 from  $1,126,803  for the six month period ended June
30, 1995.  The increase in interest  expense was  primarily  due to increases in interest  bearing  deposits of 18% from  $51,274,739 to $60,364,078 and in other borrowings of 100% from no  borrowings to $5,020,000  from June 30, 1995 to June
30,  1996.  Additions to the  allowance  for  possible  loan losses  (Balance of
$1,043,666 and $875,744 at June 30 1996 and 1995,  respectively,  and $1,026,830 at December 31,  1995) are made  periodically  to maintain  the  allowance at an appropriate  level based on management's  analysis of potential risk in the loan portfolio. The ratio of the allowance for possible loan losses to loans of 1.73%
at June 30, 1996 remained the same as the 1.73% at December 31, 1995 as a result of  continued  experience  of the  Company's  bank  subsidiary  and its  related mortgage  operations.  The amount of the  provision  for possible loan losses is determined by an evaluation  of the amount of loans  outstanding,  the amount of non-performing loans,  historical loan loss experience,  delinquency trends, the amount of losses  actually  charged to the allowance in a given  period,  and an assessment of present and  anticipated  economic  conditions that might possibly impact the Company's market.  Management determined that no additional provision was  necessary for the allowance for the quarter and six month period ended June
30, 1996  compared to a provision of $10,000 for the quarter ended June 30, 1995 and a  provision  of  $20,000  for the six month  period  ended  June 30,  1995.
However,  management's  judgment  is based  upon a number of  assumptions  about future  events,  which are believed to be  reasonable,  but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not  exceed  the  allowance  for  possible  loan  losses,  that  additional increases in the allowance will not be required, or that any particular level of allowance  for  possible  loan losses  will be  maintained.  Noninterest  income increased to $538,682 for the quarter  ended June 30, 1996 from $194,874 for the quarter  ended June 30, 1995 and to $852,686 for the six month period ended June
30,  1996 from  $520,723  for the six month  period  ended June 30,  1995.  Such increases were largely  attributable to gains on sales of loans in the Company's mortgage loan operations.  Noninterest  expense  increased to $1,120,526 for the quarter  ended June 30, 1996 from  $705,775 for the quarter  ended June 30, 1995 and to $2,098,588  for the six month period ended June 30, 1996 from  $1,507,965 for the six month period  ended June 30,  1995.  The  increases  were  primarily related  to an  increase  in the  number of  full-time  employees,  particularly related to the  increase  in the  mortgage  loan  operations  and normal  salary increases.  The Company's net income increased to $379,335 ($.35 per share fully diluted) for the quarter ended June 30, 1996 from $250,143 ($.24 per share fully diluted)  for the quarter  ended June 30,  1995 and to $777,052  ($.71 per share fully  diluted) for the six month period ended June 30, 1996 from $494,416 ($.47 per share fully  diluted)  for the six month  period  ended June 30,  1995.  The return on average assets and period end equity increased to 1.63% from 1.45% and to 18.9% from 14.3%, respectively,  for the six month period ended June 30, 1996 and 1995.  The  increases in net income and returns  reflect the increase in net interest  income,  the reduction in the provision for possible loan losses,  and the  increase  in  noninterest  expenses.  Liquidity  and Sources of Capital The
Company had cash and cash  equivalents  of $4,277,458  and federal funds sold of
$2,590,000  at June 30,  1996 and cash and cash  equivalents  of  $3,403,926  at
December 31, 1995. The increase in liquidity  reflects the Company's strategy of having  funds  available  for  increased  investment  in earning  assets and the relative  stability  of the  Company's  need to respond to short term demand for funds caused by withdrawals from deposit accounts.  The loan to deposit ratio at
June 30, 1996 was 77.9% compared to 75.1% at December 31, 1995 and 66.9% at June
30, 1995. The increase in this ratio continues to reflect the Company's strategy of increasing investments in higher earning loans and related fee opportunities.
Primary sources of liquidity are the scheduled repayments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company may sell  investment  securities in connection  with the  management of its interest sensitivity  gap.  The  Company  may also  utilize  its cash and due from banks,
interest-earning  deposits  in  financial  institutions,   federal  funds  sold,
borrowings from FHLB and repurchase agreements to meet liquidity requirements as needed.  The Company also has the ability,  on a short-term  basis,  to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured and secured advances of up to  $12,250,000  and with the Federal Home Loan Bank for  borrowings up to
$5,170,000.  The Company  believes that its liquidity will be sufficient to meet its operating requirements over the near term.



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

Item 3.  Defaults Upon Senior Securities.

         (a)      Not applicable.

         (b)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on May 16, 1996. The following directors of the Company were elected at the meeting to serve a one-year term expiring in 1997 at the annual meeting of the stockholders:
Richard W. Cheely,  James A. Eidson,  Ray E.  Hannah,  James L. Lynn,  Cannis E.
McLain,  R. Elliott  Miller,  Richard G. Stilley,  Hugh Thompson,  and Conrad M.
Waller, 808,921 votes were cast to approve, 64,651 votes were cast against, and no votes abstained.

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

                                                   FIRST BANKSHARES, INC.
                                                   ----------------------
                                                        (Registrant)



Date: August 8, 1996                              /s/ R. Elliott Miller
                                                  ---------------------
                                                    R. Elliott Miller
                                          President and Chief Executive Officer
