Form 10QSB
period 1996-09-30
FIRST BANKSHARES INC /GA/
filed 1996-11-01
CIK 925944

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996
                                       or

[ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange Act
    of 1934 For the Transition Period Ended From                    to
                                ----------------

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

                                 Not applicable
   (Former name, former address and fiscal year, if changed since last report)

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

Common Stock, $1.00 Par Value 1,052,462 shares as of October 25, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets


                                                                        September 30,            December 31,
                                                                            1996                     1995
                                                                       -------------           -------------
                                                                         (Unaudited)                (Note)
                            ASSETS
Cash and due from banks                                                $   2,588,395           $   3,403,926
Investment securities                                                     21,402,672              23,966,501
Federal funds sold                                                         3,520,000                      --
Loans, net                                                                72,970,336              58,090,869
Premises and equipment, net                                                1,812,343               1,828,648
Real estate acquired through foreclosure, net                                606,000                 808,090
Cash value of life insurance                                               2,333,262               2,266,781
Other assets                                                                 524,807               1,886,208
                                                                       -------------           -------------

                                                                        $105,757,815           $  92,251,023
                                                                        ============           =============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                            $  83,405,973           $  78,733,938
   Federal funds purchased                                                 4,000,000               2,360,000
   Notes payable to FHLB and banks                                         8,300,000               2,000,000
   Other liabilities                                                       1,332,088               1,249,562
                                                                       -------------           -------------

   Total Liabilities                                                      97,038,061              84,343,500

Stockholders' Equity:
   Common stock, $1.00 par value;
     10,00,000 shares authorized; 1,048,840
     shares issued and outstanding                                         1,048,840               1,048,840
   Additional paid-in capital                                              4,198,435               4,198,435
   Retained earnings                                                       3,566,520               2,397,106
   Net unrealized gains (losses) on securities                               (94,041)                263,142
                                                                       --------------          -------------
   Total Stockholders' Equity                                              8,719,754               7,907,523
                                                                       -------------           -------------

                                                                       $ 105,757,815           $  92,251,023
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


                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------       --------------------------
                                                    1996            1995             1996            1995
                                                 -----------    -----------       -----------    -----------
Interest income:
   Loans, including fees                         $ 1,862,761    $ 1,206,298       $ 5,105,096    $ 3,438,613
   Investment securities                             339,299        298,329         1,027,189        800,543
   Other                                              21,688         54,220            57,211        167,799
                                                 -----------    -----------      ------------    -----------
   Total interest income                           2,223,748      1,558,847         6,189,496      4,406,955

Interest expense:
   Deposits                                          671,902        646,123         2,018,911      1,769,108
   Federal funds purchased and note payable           66,732          3,087           217,214          6,906
                                                 -----------    -----------      ------------    -----------
   Total interest expense                            738,634        649,210         2,236,125      1,776,014
                                                 -----------    -----------      ------------    -----------

   Net interest income                             1,485,114        909,637         3,953,371      2,630,941

Provision for possible loan losses                    50,000          5,000            50,000         25,000
                                                 -----------    -----------      ------------    -----------

   Net interest income after provision
     for possible loan losses                      1,435,114        904,637         3,903,371      2,605,941

Noninterest income                                   670,902        190,973         1,523,588        711,692

Noninterest expenses:
   Salaries and employee benefits                    645,499        377,412         1,777,424      1,093,900
   Occupancy and equipment                           100,796         58,335           294,659        175,092
   Other operating                                   506,053        262,132         1,278,853        936,849
                                                 -----------    -----------      ------------    -----------
   Total noninterest expenses                      1,252,348        697,879         3,350,936      2,205,841
                                                 -----------    -----------      ------------    -----------

   Income before income taxes                        853,668        397,731         2,076,023      1,111,792

Income taxes                                         320,497        141,847           765,800        361,492
                                                 -----------    -----------      ------------    -----------

   Net income                                    $   533,171    $   255,884      $  1,310,223    $   750,300
                                                 ===========    ===========      ============    ===========

   Net income per share:
     Primary                                     $       .51    $       .24      $       1.25    $       .72
                                                 ===========    ===========      ============    ===========
     Fully diluted                               $       .49    $       .24      $       1.20    $       .72
                                                 ===========    ===========      ============    ===========

   Weighted average common shares:
     Primary                                       1,048,840      1,048,840         1,048,840      1,048,840
     Fully diluted                                 1,094,000      1,048,840         1,094,000      1,048,840


The accompanying note is an integral part of the condensed consolidated financial statements.


                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                       -------------------------------------
                                                                           1996                    1995
                                                                       -------------           -------------
Cash flows provided by operating activities                            $   2,666,254           $     802,290

Cash flows (used in) provided by investing activities                    (16,093,820)            (14,282,162)

Cash flows provided by (used in) financing activities                     12,612,035              12,698,725
                                                                       -------------           -------------


   Net increase (decrease) in cash and cash equivalents                     (815,531)               (781,147)

Cash and cash equivalents at beginning of period                           3,403,926               3,367,514
                                                                       -------------           -------------

Cash and cash equivalents at end of period                             $   2,588,395           $   2,586,367
                                                                       =============           =============

The accompanying note is an integral part of the condensed consolidated financial statements.



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


Basis  of  Presentation  The  accompanying   unaudited  condensed   consolidated
financial statements of First Bankshares, Inc. and Subsidiary (the Company) have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-QSB and
Regulation  S-B.  Accordingly,  they  do not  include  all the  information  and footnotes  required by generally  accepted  accounting  principles  for complete consolidated financial statements. In the opinion of management, all adjustments
(consisting  of  normal  recurring  items)  considered   necessary  for  a  fair
presentation have been included.  Operating results for the three and nine month periods ended September 30, 1996 are not  necessarily  indicative of the results that  may be  expected  for the  year  ended  December  31,  1996.  For  further information,  refer to the audited  consolidated  financial statements and notes thereto  included in the Company's  Form 10-KSB for the year ended  December 31,
1995.




Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations

Results of Operations
Net interest income increased to $1,485,114 for the quarter ended September 30, 1996 from $909,637 for the quarter ended September 30, 1995 and to $3,953,371 for the nine month period ended September 30, 1996 from $2,630,941 for the nine month period ended September 30, 1995. The increase was primarily due to increases in loan volumes and other interest bearing assets and the relative market interest rates and fees which exceed the related cost of funds for investing in such assets. Total interest income increased to $2,223,748 for the quarter ended September 30, 1996 from $1,558,847 for the quarter ended September
30, 1995 and to $6,189,496 for the nine month period ended September 30, 1996 from $4,406,955 for the nine month period ended September 30, 1995. The increase in interest income was primarily the result of increases in the net loan portfolio of 64% from $44,604,944 to $72,970,336 from September 30, 1995 to September 30, 1996. Total interest expense increased to $738,634 for the quarter ended September 30, 1996 from $649,210 for the quarter ended September 30, 1995 and to $2,236,125 for the nine month period ended September 30, 1996 from $1,776,014 for the nine month period ended September 30, 1995. The increase in interest expense was primarily due to increases in interest bearing deposits of 9% from $56,680,875 to $61,986,342 and in other borrowings of 100% from no borrowings to $12,300,000 from September 30, 1995 to September 30, 1996.

Additions to the allowance for possible loan losses  (Balance of $1,100,984  and
$920,977 at September 30 1996 and 1995, respectively, and $1,026,830 at December
31,  1995) are made  periodically  to maintain the  allowance at an  appropriate level based on  management's  analysis of potential risk in the loan  portfolio.
The  ratio  of the  allowance  for  possible  loan  losses  to loans of 1.48% at
September 30, 1996  decreased from the 1.73% at December 31, 1995 as a result of the  increase  in the  mortgage  loans  base of total  loans  outstanding.  Such mortgage  loans  outstanding at September 30, 1996 carry reduced loss risk since the Bank  generally  sells these loans in a short period of time.  The amount of the  provision  for possible  loan losses is  determined by an evaluation of the amount of loans outstanding, the amount of non-performing loans, historical loan loss experience,  delinquency  trends,  the amount of losses actually charged to the  allowance in a given period,  and an assessment of present and  anticipated economic conditions that might possibly impact the Company's market.  Management determined  that an  additional  provision  of  $50,000  was  necessary  for the allowance  for the  quarter  and nine month  period  ended  September  30,  1996 compared to a provision of $5,000 for the quarter ended September 30, 1995 and a provision  of $25,000  for the nine  month  period  ended  September  30,  1995.
However,  management's  judgment  is based  upon a number of  assumptions  about future  events,  which are believed to be  reasonable,  but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not  exceed  the  allowance  for  possible  loan  losses,  that  additional increases in the allowance will not be required, or that any particular level of allowance for possible loan losses will be maintained.

Noninterest income increased to $670,902 for the quarter ended September 30, 1996 from $190,973 for the quarter ended September 30, 1995 and to $1,523,588 for the nine month period ended September 30, 1996 from $711,692 for the nine month period ended September 30, 1995. Such increases were largely attributable to gains on sales of loans in the Company's mortgage loan operations.

Noninterest expense increased to $1,252,348 for the quarter ended September 30, 1996 from $697,879 for the quarter ended September 30, 1995 and to $3,350,936 for the nine month period ended September 30, 1996 from $2,205,841 for the nine month period ended September 30, 1995. The increases were primarily related to an increase in the number of full-time employees, particularly related to the increase in the mortgage loan operations and normal salary increases, in addition to, the expansion of the mortgage operations into separate facilities.

The Company's net income increased to $533,171 ($.49 per share fully diluted) for the quarter ended September 30, 1996 from $255,884 ($.24 per share fully diluted) for the quarter ended September 30, 1995 and to $1,310,223 ($1.20 per share fully diluted) for the nine month period ended September 30, 1996 from $750,300 ($.72 per share fully diluted) for the nine month period ended
September 30, 1995. The return on average assets and period end equity increased to 1.83% from 1.45% and to 22.1% from 15.4%, respectively, for the nine month period ended September 30, 1996 and 1995. The increases in net income and returns reflect the increase in net interest income, the increase in investment in earning assets in a relatively stable interest rate market, and the stability of the Company's liquidity position.

Liquidity and Sources of Capital
The Company had cash and cash equivalents of $2,588,395 and federal funds sold of $3,520,000 at September 30, 1996 and cash and cash equivalents of $3,403,926 at December 31, 1995. The increase in liquidity reflects the Company's strategy of having funds available for increased investment in earning assets and the relative stability of the Company's need to respond to short term demand for funds caused by withdrawals from deposit accounts. The loan to deposit ratio at September 30, 1996 was 86.4% compared to 75.1% at December 31, 1995 and 63.2% at
September 30, 1995. The increase in this ratio continues to reflect the Company's strategy of increasing investments in higher earning loans and related fee opportunities.

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

         None

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

                                                    FIRST BANKSHARES, INC.
                                                        (Registrant)



Date  November 1, 1996                             /s/ R. Elliott Miller
    ---------------------------              -------------------------------
                                                     R. Elliott Miller
                                          President and Chief Executive Officer
