Form 10KSB40
period 1996-12-31
FIRST BANKSHARES INC /GA/
filed 1997-03-27
CIK 925944

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                             ---------------------
                                  FORM 10-KSB

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996].
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-26174
                             FIRST BANKSHARES, INC.
             (Exact Name of Registrant as specified in its Charter)

                        GEORGIA                                 58-2094754
              (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)                Identification No.)

                600 SOUTH CENTRAL AVENUE
                   HAPEVILLE, GEORGIA                              30354
        (Address of principal executive offices)                (ZIP Code)

       Registrant's telephone number, including area code: (404) 763-6720

            Securities registered under to Section 12(b) of the Act:

                                                             NAME OF EXCHANGE
                  TITLE OF EACH CLASS                       ON WHICH REGISTERED
                  -------------------                       -------------------
                          NONE                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes  [X]   No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for its most recent fiscal year were $11,066,093.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 14, 1997, was $13,340,720. There is a very limited trading market for the Common Stock, and this calculation is based upon a price of $18.50, the average of the bid and asked prices on March 14, 1997.

     On March 14, 1996, 1,052,462 shares of the Registrant's Common Stock were issued and outstanding.

     Transitional small business issuer format (check one) Yes [ ]   No [X]
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
ITEM 1.   DESCRIPTION OF BUSINESS.....................................   1
ITEM 2.   DESCRIPTION OF PROPERTIES...................................   2
ITEM 3.   LEGAL PROCEEDINGS...........................................   8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   8
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....   9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS..................................................   9
ITEM 7.   FINANCIAL STATEMENTS........................................  21
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................  39
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
          ACT.........................................................  40
ITEM 10.  EXECUTIVE COMPENSATION......................................  43
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................  46
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  47
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................  47

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     First Bankshares, Inc. (the "Company"), Hapeville, Georgia, was incorporated as a Georgia business corporation on December 1, 1989, for the purpose of becoming a bank holding company by acquiring all of the common stock of First Bank of Georgia, East Point, Georgia (the "Bank"). The Bank was incorporated under the laws of Georgia on September 29, 1987, for the purpose of conducting a commercial banking operation. The Company filed applications with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Federal Reserve approval on August 12, 1994, and the DBF approval on August 25, 1994. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and the Georgia Bank Holding Company Law (the "Georgia Act") upon the acquisition of all of the common stock of the Bank on October 3, 1994.

     The Bank currently is the sole operating subsidiary of the Company. On October 6, 1987, the Bank received the approval of its Articles of Incorporation from the DBF and its permit to begin business was issued by the DBF on March 24, 1988. The Bank opened for business on March 25, 1988. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

RECENT DEVELOPMENTS

     On December 13, 1996, the Company entered into an Agreement and Plan of Merger with Regions Financial Corporation ("Regions"). The Agreement provides for the merger (the "Merger") of the Company into Regions. Upon consummation of the Merger, the Bank will initially be operated as a separate subsidiary of Regions, but ultimately the offices of the Bank will be operated as branches of Regions Bank.

DESCRIPTION OF BUSINESS

     The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Bank conducts business from the main office located at 2833 Main Street, East Point, Georgia 30344 and two branches located in Hapeville and Fairburn, Georgia. The Company's main office is located at 600 South Central Avenue, Hapeville, Georgia 30354.

     The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present definitive plans to engage actively in any nonbanking business activities during the next quarter, if the Regions merger should not be consummated, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

     The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Fulton County, Georgia, and metropolitan Atlanta, its primary service area. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

     The Bank offers a full range of deposit services that are typically available for financial institutions, including NOW accounts, demand, savings, and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law, which is generally $100,000 per depositor subject to certain aggregation rules.

     The Bank also provides loans to businesses, including both secured and unsecured short-term loans for working capital purposes, term loans for fixed asset and expansion needs such as real estate acquisition and improvements, real estate construction loans, and other commercial loans suitable to the needs of its business customers. Loans to individuals which are offered by the Bank include short-term mortgage loans and installment loans for personal use such as education and personal investment, or for the purchase of automobiles or other consumer items.

     The Bank formed a mortgage division which began operations in October 1995. The mortgage division, which has 16 full-time employees, plus nine full-time loan originators, originates both conventional agency quality, through a retail bank presence, and non-agency quality first and second mortgage loans through a wholesale broker network in its production operations. In addition to its production operation, the mortgage division also serves as a wholesaler by providing temporary funding for mortgage loans originated by other lenders, under the name ProFund. The mortgage division does not provide mortgage servicing at this time. The Bank opened a second office for the mortgage division at 6520 Powers Ferry Road, Suite 110A, Atlanta, Ga 30339. The Bank also retained its mortgage office in Hapeville, Georgia primarily to serve the Bank's retail customers. As of December 31, 1996, the Bank had $38.8 million in mortgage loans in process of settlement. Management expects to continue to develop both its ProFund and production volume in 1997.

     In 1995, the Bank also substantially increased its construction lending activities and opened a two-person office in Henry County to service its construction lending operations in that county. In 1996, the Bank applied for permission to establish a branch at its Henry County location, and in early 1997, the Bank received approval to establish the branch. The branch is expected to open during the fourth quarter of 1997.

     The Bank's loan portfolio at December 31, 1996 (excluding loans in process of settlement), consisted of approximately 24% real estate construction loans, 51% commercial and residential real estate mortgage loans (based on the underlying collateral), 19% commercial, financial, and agricultural loans, and 7% consumer loans. The Bank's average loan to average deposit ratio at December 31, 1996, was approximately 80.3%, as compared to 65.1% at year end 1995.

     The Bank's marketing plan relies heavily upon local advertising and promotional activity and upon personal contacts by its directors, officers, employees, and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally owned and managed state chartered bank to meet the particular needs of individuals, professionals, and small- to medium-size businesses in the community. All banking services are reviewed periodically with regard to their profitability and their position relative to the Bank's competition. At the present time, the Bank does not currently offer trust or permissible securities services.

SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

  Federal Banking Holding Company Regulation

     The Company is a bank holding company within the meaning of the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of a bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's class of Common Stock has been registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control is rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of the Company's voting securities. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

  The Bank

     General. The Bank is a Georgia banking corporation and state non-member bank. The Georgia Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures. The Bank is also a member of the Federal Home Loan Bank.

     Transactions With Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. Effective July 1, 1996, a bank located in Georgia is permitted to branch into three additional counties besides the county in which its principal office is located with approval of the Department (for a bank which is part of a bank holding company, all affiliates are treated as one and the holding company would be limited to three counties). Effective July 1, 1998, statewide branching with approval of the Department will be permitted.

     Apart from its Henry County branch, the Bank currently has no definitive plans for opening any other branch offices. Depending on profitability and community needs, however, other branches may be considered. The Company, with prior regulatory approval, will be permitted to acquire interest in and operate banks throughout the State; under Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. There are currently no plans for the Company to make any such acquisition, but if the Regions Merger should not be consummated, the Company will remain open to such acquisitions as part of its strategic growth plan.

     Community Reinvestment Act. The Community Reinvestment Act requires that, each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-in-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

  Deposit Insurance

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100.

     The assessment rate per $100 of insured deposits is currently $.013 for the Bank. This assessment is subject to change. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

  Dividends

     The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

     Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Department's current rules and regulations require prior Department approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the Department at the most recent examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 below for a discussion of dividends paid by the Bank in the past two years.

  Capital Regulations

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Sources of Capital -- Capital."

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     These capital guidelines can affect the Company in several ways. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

     FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996. See "Management Discussion and Analysis or Plan of Operations -- Liquidity and Sources of Capital -- Capital."

  Recent Legislative Developments

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, passed by Congress in 1994, allows unrestricted interstate bank mergers and interstate acquisition of banks by bank holding companies, and ultimately will permit interstate de novo branching by banks. The states, however, may opt in or opt out of several of such Act's provisions. The Georgia legislature has adopted legislation which would opt in to permit interstate bank branching by merger or acquisition with Department approval, but which would opt out and not allow de novo bank branching. Further, the new Georgia branch banking bill also makes it easier for banks to establish branches in additional counties. As a result of these new laws, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

COMPETITION

     The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

     Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not currently provide.

EMPLOYEES

     As of December 31, 1996, the Bank had 41 employees, and the Company had two employees (who are also employees of the Bank). Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Bank's headquarters are located at 2833 Main Street, East Point, Georgia. The two-story building consists of approximately 7,460 square feet of space. The building was purchased in April 1987 for $375,000 and was subsequently occupied on March 25, 1988. The building is equipped with an alarm-equipped vault for safe deposit boxes and cash storage, and an alarm-equipped safe for night depository service. The building also has a vault used for record retention, two drive-in systems, one commercial drawer, and one pneumatic tube system. The building is owned by the Bank and is carried as an asset on the Bank's balance sheet.

     The Bank has two branch offices, one located at 27 Smith Street, Fairburn, Georgia and the other located at 600 South Central Avenue, Hapeville, Georgia. The Fairburn location is a one-story building consisting of approximately 7,000 square feet of space. The building was purchased in October 1990 for $100,000. An independent third party rents the Bank's excess space. The building is equipped with an alarm-equipped vault for safe deposit boxes and cash storage and an alarm-equipped night depository service. The building has a drive-in system. The Hapeville location is a four-story building consisting of approximately 20,000 square feet of space. The Bank leases to independent third parties (or has available for lease) its excess office space on the top two floors of the building. The building was purchased in October 1990 for $500,000. The building is equipped with an alarm-equipped vault for safe deposit boxes and cash storage and an alarm-equipped night depository service. The building has a drive-in system. Both buildings are carried as assets on the Bank's balance sheet.

     The Company's main office is located at the Bank's Hapeville location.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is a party to any pending legal proceedings which would have a material adverse effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 1,052,462 were issued and outstanding as of March 14, 1997.

     As of March 14, 1997, there were approximately 412 shareholders of record of the Common Stock. Although the Common Stock has been listed on the NASDAQ SmallCap Market since July 1995, there is very little trading activity for the Common Stock. The following table sets forth the reported high and low closing bid and asked prices for the Common Stock as reported on the Nasdaq SmallCap Market and the cash dividends declared for the quarters indicated.

                                                                PRICE RANGE
                                                       -----------------------------     CASH
                                                            BID            ASKED       DIVIDENDS
                                                       -------------   -------------   DECLARED
                                                       HIGH     LOW    HIGH     LOW    PER SHARE
                                                       -----   -----   -----   -----   ---------
1995
  First Quarter......................................     --      --      --      --     0.06
  Second Quarter.....................................     --      --      --      --     0.06
  Third Quarter......................................   8.25    6.00   10.50    9.00     0.06
  Fourth Quarter.....................................   9.00    8.00   12.00   10.25     0.06
1996
  First Quarter......................................   9.00    8.50   11.00    9.50     0.07
  Second Quarter.....................................  13.00    8.50   15.50   10.25     0.07
  Third Quarter......................................  13.00    9.75   15.50   12.50     0.08
  Fourth Quarter.....................................  15.75   10.50   18.50   13.50     0.08

     Prior to July 1995 there was no established trading market for the Common Stock.

     The primary source of funds for the Company to pay dividends is dividends the Company receives from the Bank, and payment of dividends by the Bank to the Company is subject to certain regulatory restrictions. See Item 1.
Business -- Supervision and Regulation -- Dividends.

     The Company did not have any unregistered sales of equity securities during 1996, 1995 and 1994.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1996           1995           1994
                                                         -----------    -----------    -----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                          SHARE INFORMATION AND FINANCIAL RATIOS)
Statement of Operations data:
  Interest income......................................   $    8,947     $    6,211     $    4,713
  Interest expense.....................................        3,251          2,469          1,590
                                                          ----------     ----------     ----------
     Net interest income...............................        5,696          3,742          3,123
  Provision for possible loan losses...................           84             41            172
                                                          ----------     ----------     ----------
     Net interest income after provision...............        5,612          3,701          2,951
  Other operating income...............................        2,119            989            549
  Other operating expenses.............................        4,800          3,036          2,317
  Income tax expense...................................        1,084            520            365
                                                          ----------     ----------     ----------
     Net income........................................   $    1,847     $    1,134     $      818
                                                          ==========     ==========     ==========

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1996           1995           1994
                                                         -----------    -----------    -----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                          SHARE INFORMATION AND FINANCIAL RATIOS)
  Net income per share:
     Primary...........................................   $     1.76     $     1.08     $      .78
     Fully diluted.....................................         1.71           1.06            .78
  Weighted average shares outstanding:
     Primary...........................................    1,049,746      1,048,840      1,044,139
     Fully diluted.....................................    1,084,740      1,070,655      1,044,139
Balance sheet data:
  Mortgage loans in process of settlement..............   $   38,849     $   14,400     $       --
  Loans, net...........................................       42,005         43,691         42,358
  Deposits.............................................       91,565         78,734         58,219
  Total assets.........................................      121,379         92,251         65,896
  Average stockholder's equity.........................        8,482          7,156          6,497
  Average assets.......................................       99,363         76,160         65,697
  Book value per share.................................         8.91           7.54           6.41
Financial ratios:
  Return on average assets.............................         1.86%          1.49%          1.25%
  Return on average stockholders' equity...............        21.78%         15.85%         12.59%
  Dividend payout ratio................................        16.49%         22.21%         32.05%
  Average equity capital to average assets.............         8.54%          9.40%          9.89%
  Average loans to average deposits....................        80.30%         65.06%         66.91%
  Loans to deposit ratio (period-end)..................        89.54%         75.08%         74.44%
  Stockholders' equity to assets (period end)..........         7.70%          8.57%         10.20%

     The summary financial information for First Bankshares, Inc. and Subsidiary should be read in conjunction with the consolidated financial statements and related notes thereto included in another section of this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income increased 52.2% to $5,696,727 for the year ended December 31, 1996 (1996) from $3,741,974 for the year ended December 31, 1995
(1995). The increase was primarily due to the full year of operations of the Company's mortgage operations which generate larger fee volumes on lower amounts of capital investments as compared to other traditional loan operations and to the Company's ability to maintain stable and favorable interest rate margins for all of 1996. Total interest income, including fees on loans, increased 44.1% to $8,947,299 for 1996 from $6,210,896 for 1995. This increase corresponds to the increase in total net loans of 39.2% from $58,090,869 at December 31, 1995 to $80,854,126 at December 31, 1996. The increase is also due to a lesser extent to the overall increase in total average yield on invested assets to 9.97% in 1996 from 9.3% in 1995. Total interest expense increased 31.7% to $3,251,577 in 1996 from $2,468,922 in 1995 as a result of an increase in average interest bearing liabilities of 29.6%.

     Net interest income increased 19.8% to $3,741,974 for 1995 from $3,123,205 for the year ended December 31, 1994 (1994). The increase was primarily due to the formation of a new mortgage operation during the third quarter of 1995 which generated a larger amount of fees on a correspondingly lower amount of investment in assets and to a lesser extent to increases in market interest rates and the ability of the Company to reprice its asset base more favorably than its cost of funds. Total interest income increased to $6,210,896 in 1995 from $4,712,954 in 1994, an increase of 31.8%. The increase resulted from an increase in the total net loan portfolio from $42,357,863 at December 31, 1994 to $58,090,869 (including $14,399,922 of mortgage loans in process of settlement) at December 31, 1995 and the increase in investment securities from $14,618,280 at December 31, 1994 to $23,966,501 at December 31, 1995. Overall,
total loans and investment
securities increased 44.0%. The increase was also due to a lesser extent to an increase in the overall yield on average earning assets from 8.18% in 1994 to 9.30% in 1995 characterized by increases in the yield on average loans from 9.54% in 1994 to 10.97% in 1995 and in the yield on average investments from 5.48% in 1994 to 5.95% in 1995. Total interest expense increased to $2,468,922 in 1995 from $1,589,749 in 1994, an increase of 55.3%. The increase was the result of an increase in total interest bearing deposits from $44,854,912 at December 31, 1994 to $55,977,037 at December 31, 1995, an increase of 24.8%, and an overall increase in the average yield paid on interest bearing liabilities of 4.64% in 1995 from 3.46% in 1994 as a result of market re-pricing of many of the Company's certificates of deposits.

     The following table presents the average balance sheets, yields and interest earned on interest bearing assets and rates and interest paid on interest bearing liabilities of the Company.

                                                               YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                         1996                           1995
                                              ---------------------------    ---------------------------
                                              AVERAGE    INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/
                                              BALANCES   EXPENSE    RATE     BALANCES   EXPENSE    RATE
                                              --------   -------   ------    --------   -------   ------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND RATIOS)
                                                 ASSETS
Interest earning assets:
Interest earning deposits...................  $    --    $   --       --%    $    --    $   --       --%
Federal funds sold..........................    1,601        73     4.56       2,889       185     6.40
Investment securities:
  Nontaxable................................    5,152       280     5.43       4,851       271     5.59
  Taxable...................................   16,989     1,077     6.34      14,805       899     6.07
Total loans, net(1).........................   66,038     7,517    11.38      44,253     4,856    10.97
                                              -------    ------              -------    ------
          Total interest earning assets.....   89,780     8,947     9.97      66,798     6,211     9.30
Noninterest earning assets:
Cash and due from banks.....................    3,433                          3,561
Premises and equipment, net.................    1,877                          1,797
Other assets................................    4,273                          4,004
                                              -------                        -------
          Total noninterest earning
            assets..........................    9,583                          9,362
                                              -------                        -------
          Total assets......................  $99,363                        $76,160
                                              =======                        =======
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits...................  $18,570       417     2.25     $17,682       489     2.77
Savings accounts............................    2,509        54     2.15       2,836        66     2.33
Certificates of deposit.....................   37,899     2,162     5.70      29,566     1,738     5.88
Individual retirement accounts..............    2,845       173     6.08       2,735       156     5.70
Federal funds purchased.....................    3,395       179     5.27         332        11     3.31
Note payable to FHLB........................    3,789       266     7.02          99         9     9.09
                                              -------    ------              -------    ------
          Total interest bearing
            liabilities.....................   69,007     3,251     4.71      53,250     2,469     4.64
                                                         ------                         ------
Noninterest bearing liabilities and
  stockholders' equity:
Noninterest bearing demand deposits.........   20,417                         15,203
Other liabilities...........................    1,457                            551
Stockholders' equity........................    8,482                          7,156
                                              -------                        -------
          Total noninterest bearings
            liabilities and stockholders'
            equity..........................   30,356                         22,910
                                              -------                        -------
          Total liabilities and
            stockholders' equity............  $99,363                        $76,160
                                              =======                        =======
Interest rate differential(2)...............                        5.26%                          4.66%
                                                                   =====                          =====
Net interest income.........................             $5,696                         $3,742
                                                         ======                         ======
Net interest margin(3)......................              5.73%                          5.60%
                                                         ======                         ======
Average interest earning assets to average
  total assets..............................                       90.36%                         87.71%
                                                                   =====                          =====
Average loans to average deposits...........                       80.30%                         65.06%
                                                                   =====                          =====

---------------

(1) Average total loans are reflected net of unearned income and the allowance for possible loan losses. Nonperforming loans, if any, are included. Interest income includes loan fees of $1,057,870 in 1996 and $316,709 in 1995.
(2) Interest rate differential is the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(3) Net interest margin is net interest income divided by average interest earning assets.

     The following table presents the changes in the Company's net interest income as a result of changes in the volume and rate of its interest earning assets and interest bearing liabilities:

                                                1996 VS. 1995            1995 VS. 1994
                                           -----------------------   ----------------------
                                            (1)      (1)     NET      (1)     (1)     NET
                                           VOLUME   RATE    CHANGE   VOLUME   RATE   CHANGE
                                           ------   -----   ------   ------   ----   ------
                                           (AMOUNTS IN THOUSANDS)    (AMOUNTS IN THOUSANDS)
Interest income:
  Interest earning deposits..............  $   --   $  --   $   --    $ (7)   $ --   $   (7)
  Federal funds sold.....................     (82)    (30)    (112)     15      84       99
  Investment securities..................     150      37      187     197      95      292
  Loans, net.............................   2,390     271    2,661     478     636    1,114
                                           ------   -----   ------    ----    ----   ------
          Total interest income..........   2,458     278    2,736     683     815    1,498
Interest expense:
  Interest bearing demand deposits.......      25     (97)     (72)     57      19       76
  Savings accounts.......................      (8)     (4)     (12)    (30)     (3)     (33)
  Certificates of deposit................     490     (66)     424     258     500      758
  Individual retirement accounts.........       6      11       17      23      48       71
  Federal funds purchased and repurchase
     agreements..........................     101      67      168       7      (9)      (2)
  Note payable to FHLB...................     335     (78)     257       9      --        9
                                           ------   -----   ------    ----    ----   ------
          Total interest expense.........     949    (167)     782     324     555      879
                                           ------   -----   ------    ----    ----   ------
          Net interest income............  $1,509   $ 111   $1,954    $359    $260   $  619
                                           ======   =====   ======    ====    ====   ======

---------------

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the change in each.

  Allowance for Possible Loan Losses

     Additions to the allowance for possible loans losses are made periodically to maintain the allowance at an appropriate level based on management's analysis of potential risk in the loan portfolio. The amount of the provision for possible loan losses is determined by an evaluation of the amount of loans outstanding, the amount of non-performing loans, historical loan loss experience, delinquency trends, the amount of losses actually charged to the allowance in a given period, and an assessment of present and anticipated economic conditions that might possibly impact the Company's market. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     A substantial portion of the Company's loans is collateralized by real estate, including real estate and other collateral located in Fulton County, Clayton County and the metropolitan Atlanta area and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these market areas.

     The allowance for possible loan losses of $1,129,278 at December 31, 1996 (1.37% of outstanding total loans) increased from $1,026,830 (1.73% of outstanding total loans) at December 31, 1995 which increased from $980,852 (2.25% of outstanding total loans) at December 31, 1994. The changes in the provision of $84,000 in 1996, $41,000 in 1995 and $171,500 in 1994 reflects management's evaluation as discussed above. Management believes that the allowance for possible loan losses at December 31, 1996 remains adequate under current economic conditions. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses, that additional increases in the allowance will not be required, or that any particular level of allowance for possible loan losses will be maintained.

     The following table summarizes the changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                 (AMOUNTS IN
                                                              THOUSANDS, EXCEPT
                                                                   RATIOS)
Average loans outstanding, net of unearned income...........  $67,201    $45,194
                                                              =======    =======
Balance at beginning of year................................  $ 1,027    $   981
Loans charged off:
  Commercial, financial and agricultural....................       14         38
  Real estate -- mortgage...................................       --        147
  Installment loans to individuals..........................       36         --
                                                              -------    -------
                                                                   50        185
Recoveries of loans previously charged off:
  Commercial, financial and agricultural....................       12         --
  Real estate -- mortgage...................................       --        174
  Installment loans to individuals..........................       56         16
                                                              -------    -------
                                                                   68        190
                                                              -------    -------
Net loans recovered.........................................       18          5
Additions to allowance charged to operations................       84         41
                                                              -------    -------
Balance at end of year......................................  $ 1,129    $ 1,027
                                                              =======    =======
Ratio of net loans recovered to average loans outstanding...      .03%       .01%
                                                              =======    =======

     The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of specific amounts or loan categories in which charge-offs may occur.

     The amount of such components of the allowance for possible loan losses and the ratio of each loan category to loans outstanding are as follows:

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                             1996             1995
                                                        --------------   --------------
                                                        AMOUNT    %(1)   AMOUNT    %(1)
                                                        ------    ----   ------    ----
                                                         (AMOUNTS IN THOUSANDS, EXCEPT
                                                                    RATIOS)
Real estate(2)........................................  $  978     86%   $  849     83%
Commercial, financial and agricultural................     111     10       132     13
Consumer..............................................      40      4        46      4
                                                        ------    ---    ------    ---
          Total.......................................  $1,129    100%   $1,027    100%
                                                        ======    ===    ======    ===

---------------

(1) Loan amount in each category expressed as a percentage of total loans outstanding.
(2) Includes mortgage loans in process of settlement.

  Other Operating Income

     Noninterest income of $2,118,794 in 1996 increased 114.3% from $988,867 in 1995 which increased from $548,741 in 1994. The increase in 1996 was primarily the result of gains on sales of loans originated and sold by the Company's mortgage operations and to a lesser extent due to increased fees associated with the increase in deposit accounts. The increase in 1995 was primarily a result of increases in service charges on deposit accounts of $175,923 in 1995 resulting from the increase in deposit accounts and from the receipt of certain insurance proceeds of $146,211 in 1995. Additionally, the Company had a gain on sale of loans of $77,856 in 1995 as compared to a loss on sale of securities of $44,411 in 1994. Noninterest income of $548,741 in 1994 increased from $522,519 in 1993 primarily as a result of an increase in the cash surrender value of certain life insurance policies. Other gains were offset by the loss on the sale of securities of $44,411 in 1994 compared to gains of $36,025 in 1993.

  Other Operating Expense

     Other operating expense increased to $4,799,887 in 1996 from $3,036,182 in 1995 from $2,317,571 in 1994 primarily related to the increase in the number of full-time employees and normal salary increases and the increased cost of operations due to overall deposit growth and activity.

     Other operating expense increased to $2,317,571 in 1994 from $2,081,973 in 1993 primarily as a result of an increase in the number of full-time employees and normal salary increases. Additionally, the increase also reflects an addition of $160,000 in 1994 to the valuation allowance for other real estate owned as compared to no additions to the valuation allowance for 1993.

     See Note 14 to the consolidated financial statements for additional information regarding the significant components of other operating expenses and the relative changes during 1996 and 1995.

  Net Income

     The Company's net income increased 62.9% to $1,846,329 ($1.71 per share, fully diluted) in 1996 from $1,133,586 ($1.06 per share, fully diluted) in 1995 from $817,840 ($.78 per share, fully diluted) in 1994. Such increases reflect the increases discussed above in the net interest margin, decreases in the provisions for possible loan losses, and the increases in other operating income offset by increases in other operating expenses. Management is not aware of any additional trends, events or uncertainties not discussed herein that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Management is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on these items.

LIQUIDITY AND SOURCES OF CAPITAL

  Cash and Cash Equivalents

     The Company had cash and due from banks of $7,581,011 at December 31, 1996 and $3,403,926 at December 31, 1995. The increase in these amounts reflect the Company's strategy of holding cash available for investment in loans, as well as the relative stability of the Company's need to respond to short term demand for funds caused by withdrawals from deposit accounts and loan funding commitments.

     Primary sources of liquidity are the scheduled repayments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company may sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, interest earning deposits in financial institutions, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. The Company also has the ability, on a short-term basis, to purchase federal funds or sell securities under agreements to repurchase from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to $24,200,000 and with the Federal Home Loan Bank for borrowings up to $20,000,000. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

     The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk. One method of measuring the impact of interest rate changes on net interest income is to measure in a number of time frames the interest sensitivity gap by subtracting interest sensitive liabilities from interest sensitive assets as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table reflects the relative sensitivity of the Company to changing interest rates at December 31, 1996.

                                                                         CUMULATIVE
                                                            -------------------------------------
                                                              90        365      FIVE
                                                             DAYS      DAYS      YEARS     TOTAL
                                                            -------   -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
Interest sensitive assets:
  Total loans.............................................  $60,780   $65,941   $76,626   $81,221
  Federal funds sold......................................    4,680     4,680     4,680     4,680
  Investment securities...................................    1,672     6,156    11,145    20,791
                                                            -------   -------   -------   -------
          Total interest sensitive assets.................   67,132    76,777    92,451   106,692
Interest sensitive liabilities:
  NOW, money market and savings accounts..................   19,312    19,312    19,312    19,312
  Certificates of deposit and IRAs over $100,000..........    7,071    15,425    17,384    17,384
  Other certificates of deposit and IRAs..................   11,182    27,700    31,319    31,319
  Federal funds purchased.................................    6,000     6,000     6,000     6,000
  FHLB borrowing..........................................   12,400    12,400    12,400    12,400
                                                            -------   -------   -------   -------
          Total interest sensitive liabilities............   55,965    80,837    86,415    86,415
                                                            -------   -------   -------   -------
  Interest sensitivity gap................................  $11,167   $(4,060)  $ 6,036   $20,277
                                                            =======   =======   =======   =======
Ratio of cumulative gap to total interest sensitive
  assets..................................................     10.5%     (3.8)%     5.6%
                                                            =======   =======   =======

  Investment Securities

     The Company's investment securities portfolio provides an opportunity for the investment of available funds, furnishes liquidity, and supplies collateral to pledge for certain deposits. Average investment securities increased to $22,141,049 in 1996 as compared to $19,655,481 in 1995, and comprised 22.3% and
25.8% of average total assets, respectively. These changes reflect management's investment policies and perceptions of opportunity in the various periods.

     The following two tables present the carrying values and composition of investment securities and the contractual maturities and yields. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    DECEMBER 31, 1996
                                                     ------------------------------------------------
                                                       AVAILABLE FOR SALE         HELD TO MATURITY
                                                     ----------------------    ----------------------
                                                     CARRYING    % OF TOTAL    CARRYING    % OF TOTAL
                                                      VALUE      SECURITIES     VALUE      SECURITIES
                                                     --------    ----------    --------    ----------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
U. S. Treasury and U.S. Government agencies........  $ 6,688        32.17%     $    --           --%
State, county and municipal........................    5,097        24.51           --           --
Mortgage-backed securities.........................    9,007        43.32           --           --
                                                     -------       ------      -------       ------
          Total investment securities..............  $20,792       100.00%     $    --           --%
                                                     =======       ======      =======       ======

                                                                    DECEMBER 31, 1995
                                                     ------------------------------------------------
                                                       AVAILABLE FOR SALE         HELD TO MATURITY
                                                     ----------------------    ----------------------
                                                     CARRYING    % OF TOTAL    CARRYING    % OF TOTAL
                                                      VALUE      SECURITIES     VALUE      SECURITIES
                                                     --------    ----------    --------    ----------
                                                        (AMOUNT IN THOUSANDS, EXCEPT PERCENTAGES)
U. S. Treasury and U.S. Government agencies........  $ 8,512        35.52%     $    --           --%
State, county and municipal........................    5,206        21.72           --           --
Mortgage-backed securities.........................   10,248        42.76           --           --
                                                     -------       ------      -------       ------
          Total investment securities..............  $23,966       100.00%     $    --           --%
                                                     =======       ======      =======       ======

     The Company did not have any investments which exceeded 10% of the Company's stockholders' equity at December 31, 1996, except for U.S. Treasury and U.S. Government Agency securities.

     Included in securities available for sale at December 31, 1996 are certain U.S. Government Agency securities (structured notes and regulatory derivative securities) whose yields are based on various indices, with a floor rate of 3.86%. The amortized cost and unrealized loss on such securities at December 31, 1996 were $2,203,354 and $44,064, respectively. The weighted average yield on such securities at December 31, 1996 was 4.9%. These securities mature at various dates through August 1998.

     Contractual maturities and yields on the Company's investment securities (all available for sale) at December 31, 1996 is as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       MATURING
                                                -------------------------------------------------------
                                                                     AFTER ONE BUT
                                                WITHIN ONE YEAR    WITHIN FIVE YEARS   AFTER FIVE YEARS
                                                ----------------   -----------------   ----------------
                                                AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT    YIELD
                                                -------   ------   --------   ------   -------   ------
                                                       (AMOUNT IN THOUSANDS, EXCEPT PERCENTAGES)
U.S. Treasury and U.S. Government Agency......   $  499    4.22%    $ 6,188    5.70%    $   --      --%
State, county and municipal(1)................       --      --         910    5.96      4,187    5.36
Mortgage-backed securities....................    1,649    7.09       3,553    6.69      3,805    7.19
                                                 ------    ----     -------    ----     ------    ----
          Total investment securities.........   $2,148    6.42%    $10,651    6.05%    $7,993    6.23%
                                                 ======    ====     =======    ====     ======    ====

---------------

(1) Yields on state, county and municipal securities have not been computed on a tax equivalent basis.

  Loans

     The Company continued to increase its outstanding total loans to $80,854,126 (including $38,848,844 of mortgage loans in process of settlement) at December 31, 1996 from $58,090,869 (including $14,399,922 of mortgage loans in process of settlement) at December 31, 1995 from $42,357,863 at December 31, 1994. Average loans also increased to $67,505,290 in 1996 from $44,252,507 in 1995 from $39,239,559 in 1994. The growth in the loan portfolio continues to reflect the growth in the economy, the growth in the Company's market, and the opening of a mortgage division during the third quarter of 1995 resulting in a full year of operations during 1996.

     The following tables present the composition of the Company's loan portfolio and the maturities by and interest rate sensitivity of certain categories of loans at December 31, 1996.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1996(1)       1995(1)
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Commercial, financial and agricultural......................   $ 8,070       $ 7,635
Real estate -- construction.................................    10,268         8,079
Real estate -- mortgage.....................................    22,127        26,503
Consumer....................................................     2,899         2,663
                                                               -------       -------
                                                                43,364        44,880
Less allowance for possible loan losses.....................     1,129         1,027
Less unearned income........................................       230           162
                                                               -------       -------
                                                               $42,005       $43,691
                                                               =======       =======

                                                                      MATURING(2)
                                                   --------------------------------------------------
                                                                AFTER ONE
                                                    WITHIN     BUT WITHIN        AFTER
                                                   ONE YEAR    FIVE YEARS      FIVE YEARS      TOTAL
                                                   --------    -----------     ----------     -------
                                                                               (AMOUNTS IN THOUSANDS)
Commercial, financial and agricultural...........  $ 5,381       $ 2,689         $   --       $ 8,070
Real estate -- construction......................    8,821         1,447             --        10,268
Real estate -- mortgage..........................    7,545        11,269          3,313        22,127
Consumer.........................................       98         2,589            212         2,899
                                                   -------       -------         ------       -------
                                                   $21,845       $17,994         $3,525       $43,364
                                                   =======       =======         ======       =======
Summary of loans:
  Total fixed rate due after one year............                                             $13,945
  Total adjustable rate due after one year.......                                               1,333
                                                                                              -------
  Total loans due after one year.................                                             $15,278
                                                                                              =======

---------------

(1) The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table or in another section of this Annual Report.
(2) Maturities for fixed rate loans are reflected based on the contractual maturity and variable rate loans are reflected based on their next repricing date.

     Actual repayment of loans may differ from maturities reflected because borrowers may have the right to prepay obligations with or without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayments of such loans.

  Nonperforming Loans and Nonperforming Assets

     Nonperforming loans include impaired loans (loans placed on nonaccrual status) and restructured loans. The Company had no restructured loans at December 31, 1996 and 1995. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest. The Company had $966,000 and $1,078,090 of underperforming loans at December 31, 1996 and 1995, respectively, consisting of other real estate acquired through foreclosure.

     Effective January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income recognition and Disclosures". Under the provisions of this statement, loans are considered impaired and placed on nonaccrual status when management considers the collection of interest and principal according to the contractual terms of the loan agreement to be doubtful. The Company's adoption of this accounting standard did not have a material effect on the financial condition and results of operations of the Company. Interest income previously accrued, but not collected, is reversed against current period income when such loans are placed on nonaccrual status as a result of impairment. Generally, cash payments received on nonaccrual loans are applied to principal.

     There are eight loans totaling $428,639 at December 31, 1996 classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed as nonperforming which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms.

     There were no nonperforming loans at December 31, 1996 and 1995. Real estate acquired through foreclosure decreased to $540,000 at December 31, 1996 from $808,090 at December 31, 1995. Included in such amounts for 1996 and 1995 were valuation allowances of $426,000 and $270,000, respectively. Management continues to emphasize asset quality and believes that its levels of such loans compare favorably to industry trends.

     A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that the Company's interest are protected. At December 31, 1996, the Company had three loans with an aggregate principal balance of $583,671 compared with 12 loans with an aggregate principal balance outstanding of $1,715,205 at December 31, 1995 considered by management to be potential problem loans. The level of potential problem loans is considered in the determination of the adequacy of the allowance for possible loan losses.

  Deposits

     Average deposits increased to $82,239,743 in 1996 from $68,022,518 in 1995 and from $58,642,104 in 1994. The increase in average deposits represents growth in the Company's existing market, the economy and reflects the results of the Company's marketing efforts in attracting new customers from competing local financial institutions and the national markets. The maturities of certificates of deposit and individual retirement accounts of $100,000 or more at December 31, 1996 are as follows.

                                                             (AMOUNTS IN THOUSANDS)
Three months or less........................................        $ 8,748
Over three months through six months........................          4,900
Over six months through 12 months...........................          5,435
Over twelve months..........................................          2,424
                                                                    -------
Total certificates of deposit and individual retirement
  accounts of $100,000 or more..............................        $21,507
                                                                    =======

     The Company has no other time deposits in excess of $100,000. Average deposits over $100,000 decreased to $16,537,883 in 1996 from $20,483,883 in 1995 comprising 20.1% and 30.1% of total average deposits in 1996 and 1995, respectively. The decrease in such deposits was offset by growth in time deposits with balances less than $100,000. The Company has no brokered deposits.

  Short Term Borrowings

     The Company utilizes short term borrowings consisting of short term borrowings from the Federal Home Loan Bank, federal funds purchased under various lines, and securities sold under agreement to repurchase to fund short term cash and other funding needs. The Company had $18,400,000 (the maximum outstanding at any monthend during the year) outstanding at December 31, 1996 from such borrowings maturing in varying amounts through February 22, 1997 with interest rates ranging from 5.43% to 7.2%. The average amounts outstanding for 1996 were $7,183,846 at an average weighted interest rate of 6.2%.

  Capital

     The Company continues to maintain a level of capital through profitable operations and effective management of its dividend policy which exceeds all regulatory requirements and is available to support future growth. The following reflects the leverage and risk-based regulatory capital ratios at December 31, 1996 and 1995.

                                                   REQUIRED          ACTUAL          EXCESS
                                                 -------------   --------------   -------------
                                                 AMOUNT    %     AMOUNT     %     AMOUNT    %
                                                 ------   ----   ------   -----   ------   ----
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
December 31, 1996:
  Tier 1 risk-based capital....................  $2,807   4.00%  $9,102   12.97%  $6,295   8.97%
  Total risk-based capital.....................   5,614   8.00    9,979   14.22    4,365   6.22
  Tier 1 leverage..............................   3,962   4.00    8,806    9.19    4,844   5.19
December 31, 1995:
  Tier 1 risk-based capital....................  $2,245   4.00%  $7,644   13.62%  $5,399   9.62%
  Total risk-based capital.....................   4,490   8.00    8,345   14.87    3,855   6.87
  Tier 1 leverage..............................   2,974   4.00    7,644   10.28    4,670   6.28

ITEM 7.  FINANCIAL STATEMENTS

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996          1995
                                                              ------------   -----------
                                         ASSETS
Cash and due from banks, including reserve requirements of
  $1,034,000 and $744,000...................................  $  7,581,011   $ 3,403,926
Federal funds sold..........................................     4,680,000            --
Investment securities available for sale....................    20,791,535    23,966,501
Mortgage loans in process of settlement.....................    38,848,844    14,399,922
Loans, net..................................................    42,005,282    43,690,947
Premises and equipment......................................     2,052,269     1,828,648
Other real estate owned, net................................       540,000       808,090
Cash value of life insurance policies.......................     2,355,423     2,266,781
Other assets................................................     2,524,229     1,886,208
                                                              ------------   -----------
                                                              $121,378,593   $92,251,023
                                                              ============   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand....................................................  $ 23,549,533   $22,756,901
  NOW and money-market......................................    17,049,469    16,739,457
  Savings...................................................     2,262,675     2,843,677
  Time......................................................    48,703,176    36,393,903
                                                              ------------   -----------
          Total deposits....................................    91,564,853    78,733,938
Federal funds purchased and securities sold under agreements
  to repurchase.............................................     6,000,000     2,360,000
Note payable to FHLB........................................    12,400,000     2,000,000
Accrued expenses and other liabilities......................     2,064,737     1,249,562
                                                              ------------   -----------
          Total liabilities.................................   112,029,590    84,343,500
                                                              ------------   -----------
Commitments.................................................            --            --
Stockholders' equity:
  Common stock; $1 par value, 10,000,000 shares authorized;
     1,052,462 and 1,048,840 shares issued and
     outstanding............................................     1,052,462     1,048,840
  Additional paid-in capital................................     4,194,813     4,198,435
  Retained earnings.........................................     3,938,982     2,397,106
  Net unrealized gains (losses) on securities available for
     sale, net of tax.......................................       162,746       263,142
                                                              ------------   -----------
          Total stockholders' equity........................     9,349,003     7,907,523
                                                              ------------   -----------
                                                              $121,378,593   $92,251,023
                                                              ============   ===========

           See accompanying notes to consolidated financial statements.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       DECEMBER 31, 1996, 1995, AND 1994

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Interest income:
  Interest and fees on loans...............................  $7,517,268   $4,855,667   $3,742,408
  Interest on investment securities........................   1,356,808    1,169,761      878,353
  Interest on federal funds sold...........................      73,223      185,468       85,502
  Interest on deposits in other financial institutions.....          --           --        6,691
                                                             ----------   ----------   ----------
          Total interest income............................   8,947,299    6,210,896    4,712,954
                                                             ----------   ----------   ----------
Interest expense:
  Deposits.................................................   2,806,868    2,447,417    1,576,437
  Other borrowings.........................................     444,709       21,505       13,312
                                                             ----------   ----------   ----------
          Total interest expense...........................   3,251,577    2,468,922    1,589,749
                                                             ----------   ----------   ----------
          Net interest income..............................   5,695,727    3,741,974    3,123,205
Provision for possible loan losses.........................      84,000       41,000      171,500
                                                             ----------   ----------   ----------
          Net interest income after provision for possible
            loan losses....................................   5,611,722    3,700,974    2,951,705
                                                             ----------   ----------   ----------
Other operating income:
  Service charges..........................................     626,835      594,224      418,301
  Gain on sales of loans...................................   1,043,507       77,856           --
  Securities gains (losses), net...........................      29,024         (171)     (44,411)
  Other....................................................     419,428      316,958      174,851
                                                             ----------   ----------   ----------
          Total operating income...........................   2,118,794      988,867      548,741
                                                             ----------   ----------   ----------
Other operating expenses:
  Salaries and employee benefits...........................   2,640,920    1,512,119    1,167,346
  Occupancy and equipment expense..........................     394,712      294,867      220,343
  Other....................................................   1,764,255    1,229,196      929,882
                                                             ----------   ----------   ----------
          Total operating expense..........................   4,799,887    3,036,182    2,317,571
                                                             ----------   ----------   ----------
Income before taxes........................................   2,930,659    1,653,659    1,182,875
Income tax expense.........................................   1,084,330      520,073      365,035
                                                             ----------   ----------   ----------
          Net income.......................................  $1,846,329   $1,133,586   $  817,840
                                                             ==========   ==========   ==========
Net income per common share:
  Primary..................................................  $     1.76   $     1.08   $      .78
                                                             ==========   ==========   ==========
  Fully diluted............................................  $     1.71   $     1.06   $      .78
                                                             ==========   ==========   ==========
Weighted average of common shares outstanding:
  Primary..................................................   1,049,746    1,048,840    1,044,139
                                                             ==========   ==========   ==========
  Fully diluted............................................   1,084,740    1,070,655    1,044,139
                                                             ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       DECEMBER 31, 1996, 1995, AND 1994

                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                  COMMON STOCK        ADDITIONAL                ON SECURITIES        TOTAL
                             ----------------------    PAID-IN      RETAINED      AVAILABLE      STOCKHOLDERS'
                              SHARES       AMOUNT      CAPITAL      EARNINGS       FOR SALE         EQUITY
                             ---------   ----------   ----------   ----------   --------------   -------------
Balance at December 31,
  1993.....................  1,038,740   $1,038,740   $4,158,035   $  958,054     $  85,565       $6,240,394
Net income.................         --           --           --      817,840            --          817,840
Exercise of common stock
  options..................     10,100       10,100       40,400           --            --           50,500
Cash dividends paid of $.25
  per share................         --           --           --     (260,655)           --         (260,655)
Change in net unrealized
  holding gains (losses) on
  securities available for
  sale, net of change in
  income taxes of
  $65,999..................         --           --           --           --      (128,118)        (128,118)
                             ---------   ----------   ----------   ----------     ---------       ----------
Balance at December 31,
  1994.....................  1,048,840    1,048,840    4,198,435    1,515,239       (42,553)       6,719,961
Net income.................         --           --           --    1,133,586            --        1,133,586
Cash dividends paid of $.24
  per share................         --           --           --     (251,719)           --         (251,719)
Change in net unrealized
  holding gains (losses) on
  securities available for
  sale, net of change in
  income taxes of
  $157,479.................         --           --           --           --       305,695          305,695
                             ---------   ----------   ----------   ----------     ---------       ----------
Balance at December 31,
  1995.....................  1,048,840    1,048,840    4,198,435    2,397,106       263,142        7,907,523
Net income.................         --           --           --    1,846,329            --        1,846,329
Cash dividends paid of $.29
  per share................         --           --           --     (304,453)           --         (304,453)
Exercise of common stock
  options..................      7,322        7,322       39,392           --            --           46,714
Repurchase and retirement
  of stock.................     (3,700)      (3,700)     (43,014)          --            --          (46,714)
Change in net unrealized
  holding gains (losses) on
  securities available for
  sale, net of change in
  income taxes of
  $51,719..................         --           --           --           --      (100,396)        (100,396)
                             ---------   ----------   ----------   ----------     ---------       ----------
Balance at December 31,
  1996.....................  1,052,462   $1,052,462   $4,194,813   $3,938,982     $ 162,746       $9,349,003
                             =========   ==========   ==========   ==========     =========       ==========

                See accompanying notes to financial statements.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       DECEMBER 31, 1996, 1995, AND 1994

                                                                  1996            1995           1994
                                                              ------------    ------------    -----------
Cash flows from operating activities:
  Net income................................................  $  1,846,329    $  1,133,586    $   817,840
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for possible loan losses......................        84,000          41,000        171,500
    Provision for losses on other real estate owned.........       156,000         113,000        160,000
    Depreciation, amortization, and accretion, net..........       113,224         114,916        162,712
    Securities (gains) losses, net..........................       (29,024)            171         44,411
    Loss(Gain) on sale of other real estate owned...........        14,119              --        (59,884)
    Gain on sale of premises and equipment..................            --              --           (397)
    Deferred income tax benefit.............................       (93,176)        (41,641)      (125,038)
    Increase in cash value of life insurance policies.......       (88,642)       (366,573)       (35,208)
    (Increase) decrease in other assets.....................      (797,356)       (967,681)         7,288
    Increase in other liabilities...........................       815,175         854,252        197,103
                                                              ------------    ------------    -----------
         Net cash provided by operating activities..........     2,020,649         881,030      1,340,327
                                                              ------------    ------------    -----------
Cash flows from investing activities:
  Decrease (Increase) in loans, net.........................     1,601,665      (1,486,174)    (4,981,609)
  Proceeds from maturities of interest-earning deposits in
    other financial institutions............................            --              --        200,000
  Proceeds from maturities of investment securities held to
    maturity................................................            --              --        260,151
  Proceeds from maturities of investment securities
    available for sale......................................     2,909,140       1,995,716      2,492,354
  Proceeds from sales of investment securities available for
    sale....................................................     4,871,612       1,994,563     10,962,532
  Investment in life insurance policies.....................            --              --     (1,865,000)
  Purchases of investment securities held to maturity.......            --              --     (1,448,029)
  Purchases of investment securities available for sale.....    (4,390,311)    (12,853,466)    (6,333,173)
  Increase in mortgage loans in process of settlement.......   (24,448,922)    (14,399,922)            --
  Purchases of premises and equipment.......................      (371,181)       (175,336)      (150,412)
  Proceeds from sales of premises and equipment.............            --              --         14,105
  Proceeds from sale of other real estate owned.............        97,971          37,000        273,384
                                                              ------------    ------------    -----------
         Net cash used in investing activities..............   (19,730,026)    (24,887,619)      (575,697)
                                                              ------------    ------------    -----------
Cash flows from financing activities:
  Increase (decrease) in deposits, net......................    12,830,915      20,514,720     (4,294,847)
  Increase in Federal funds purchased and repurchase
    agreements..............................................     3,640,000       1,780,000        580,000
  Proceeds from borrowing from FHLB.........................    10,400,000       2,000,000             --
  Issuance of common stock..................................            --              --         50,500
  Cash dividends paid on common stock.......................      (304,453)       (251,719)      (260,655)
                                                              ------------    ------------    -----------
    Net cash (used in) provided by financing activities.....    26,566,462      24,043,001     (3,925,002)
                                                              ------------    ------------    -----------
    Net (decrease) increase in cash and cash equivalents....     8,857,085          36,412     (3,160,372)
Cash and cash equivalents at beginning of year..............     3,403,926       3,367,514      6,527,886
                                                              ------------    ------------    -----------
Cash and equivalents at end of year.........................  $ 12,261,011    $  3,403,926    $ 3,367,514
                                                              ============    ============    ===========
Supplemental disclosures of cash paid during the year for:
  Interest..................................................  $  2,751,277    $  2,349,262    $ 1,562,000
                                                              ============    ============    ===========
  Income taxes..............................................  $  1,213,100    $    489,986    $   357,000
                                                              ============    ============    ===========
Supplemental disclosures of non-cash investing and financing activities:
  Real estate acquired through foreclosures.................  $         --    $    112,090    $    95,000
                                                              ============    ============    ===========
  Reclassification of investment securities as available for
    sale....................................................  $         --    $ 10,415,190    $        --
                                                              ============    ============    ===========

            See accompanying notes to financial statements.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. AGREEMENT AND PLAN OF MERGER

     On December 13, 1996, First Bankshares, Inc. (FBI) entered into an agreement and plan of merger (Agreement) with Regions Financial Corporation (Regions) to be effective upon the consent of various regulatory authorities. Among other items, the Agreement provides for the conversion of each common share of FBI into .32 of a share of Regions common stock, subject to certain adjustments as defined. Prior to the consummation of this Agreement, each party must obtain certain consents and approvals. Such Agreement may be terminated under certain conditions by the Board of Directors of both or either party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of First Bankshares, Inc. and Subsidiary (the Company), and First Bank of Georgia (the Bank) conform to generally accepted accounting principles and to general practices within the financial services industry. The following is a description of the more significant of those policies.

     CONSOLIDATION The consolidated financial statements include the accounts of FBI and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

     BASIS OF FINANCIAL STATEMENT PRESENTATION The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired through foreclosure. In connection with the determination of the allowance for possible loan losses and the valuation of real estate acquired through foreclosure, management obtains independent appraisals and reviews available market data, such as comparable sales and recent market trends, through discussions with local real estate professionals.

     CASH AND CASH EQUIVALENTS Cash equivalents, when present, include amounts due from banks, interest bearing deposits in other banks due within three months, federal funds sold and overnight investments. Generally, federal funds are sold for periods less than 90 days.

     INVESTMENT SECURITIES The Company accounts for investment securities using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the intent and the ability to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1996 and 1995, all of the Company's securities are classified as available for sale.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method of determining the cost of the security sold.

     LOANS Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of unearned interest and the allowance for possible loan losses. Interest income on loans is recognized on the effective yield method. Nonrefundable loan fees and certain direct loan origination costs are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". SFAS No. 91 requires recognition of loan origination fees, net of direct costs, over the life of the related loan as an adjustment to yield.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 and No. 118 had no significant impact on the consolidated financial statements.

     Gains or losses on sale of loans are recorded in other operating income, based on the net proceeds received and the recorded investment in the loans sold. For sales of the Small Business Administration (SBA) guaranteed portion of loans, the basis in the portion of the loans sold is based on an allocation of the relative fair values of the portion sold and the portion retained.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb possible losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on continuing evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may effect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Any subsequent recoveries of loans charged against the allowance is added back to the allowance.

     A substantial portion of the Company's loan portfolio is collateralized by real estate and other collateral in markets in south Fulton County, Clayton County, and other areas of metropolitan Atlanta and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and the recoverability of the Company's real estate acquired through foreclosure are susceptible to changes in conditions in these markets.

     Management believes that the allowance for possible loan losses is adequate and the valuation of real estate acquired through foreclosure is appropriate. While management uses available information to recognize losses on loans and to value real estate acquired through foreclosure, future additions to the allowances for possible loan losses and real estate acquired through foreclosure may be necessary based on changes in economic conditions, particularly in south Fulton County, Clayton County, and other areas of metropolitan Atlanta and Tennessee. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and the Company's valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the

                     FIRST BANKSHARES, INC. AND SUBSIDIARY
allowance for possible loan losses or the allowance for real estate acquired through foreclosure based on their judgments about information available to them at the time of their examination.

     PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets ranging from five to thirty years.

     OTHER REAL ESTATE OWNED Real estate acquired through foreclosure is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss. A decline in value of such real estate following foreclosure is recorded as a charge to other operating expense through a provision charged to the valuation allowance. Gains on the disposal of other real estate owned is recognized at the time of sale.

     INCOME TAXES The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Additionally, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, the standard requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     RECLASSIFICATIONS Certain 1994 amounts have been reclassified to conform to the 1996 and 1995 presentation.

     NET INCOME PER SHARE Net income per share is based on the weighted average number of common shares outstanding using the treasury stock method. The effect of outstanding stock options is not significant to the computation of net income per share in 1994.

3. INVESTMENT SECURITIES

     Investment securities available for sale at December 31, 1996 and 1995 are summarized as follows:

                                                         DECEMBER 31, 1996
                                        ---------------------------------------------------
                                         AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED
                                           COST         GAINS        LOSSES     FAIR VALUE
                                        -----------   ----------   ----------   -----------
U.S. Treasury and U.S. Government
  agencies............................  $ 6,703,056    $ 28,849     $(44,495)   $ 6,687,410
State, county and municipal...........    4,950,885     179,287      (33,136)     5,097,036
Mortgage-backed securities............    8,891,009     127,672      (11,592)     9,007,089
                                        -----------    --------     --------    -----------
                                        $20,544,950    $335,808     $(89,223)   $20,791,535
                                        ===========    ========     ========    ===========

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                                                        DECEMBER 31, 1995
                                       ---------------------------------------------------
                                        AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED
                                          COST         GAINS        LOSSES     FAIR VALUE
                                       -----------   ----------   ----------   -----------
U.S. Treasury and U.S. Government
  agencies...........................  $ 8,527,153    $ 65,782    $ (80,932)   $ 8,512,003
State, county and municipal..........    4,978,018     247,348      (19,260)     5,206,106
Mortgage-backed securities...........   10,062,630     185,762           --     10,248,392
                                       -----------    --------    ---------    -----------
                                       $23,567,801    $498,892    $(100,192)   $23,966,501
                                       ===========    ========    =========    ===========

     At January 1, 1995, investment securities with an amortized cost of $10,415,190 were transferred from the held to maturity category to available for sale as a result of the Company's liquidity management strategy. The net unrealized losses at the transfer date were $494,356.

     Included in securities available for sale at December 31, 1996 are certain U.S. Government Agency securities whose yields are based on various indices, with a floor rate of 3.86%. The amortized cost and unrealized loss on such securities at December 31, 1996 were $2,203,354 and $44,064, respectively. The weighted average yield on such securities at December 31, 1996 was 4.9%. These securities mature at various dates through August 1998.

     The amortized cost and estimated fair value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AMORTIZED        ESTIMATED
                                                                 COST          FAIR VALUE
                                                              -----------      -----------
Within 1 year...............................................  $   500,000      $   499,000
1 to 5 years................................................    7,076,627        7,098,352
5 to 10 years...............................................    2,403,458        2,442,662
After 10 years..............................................    1,673,856        1,744,432
                                                              -----------      -----------
                                                               11,653,941       11,784,446
Mortgage backed securities..................................    8,891,009        9,007,089
                                                              -----------      -----------
                                                              $20,544,950      $20,791,535
                                                              ===========      ===========

     Proceeds from sales of investment securities during 1996, 1995 and 1994 were approximately $4,872,000, $1,995,000, and $10,963,000, respectively.
Securities gains and losses for 1996, 1995 and 1994 include realized gains of $29,756, $1,963, and $26,614, respectively, and realized losses of $732, $2,134, and $71,025, respectively.

     Securities with a carrying value of approximately $10,660,000 and $6,804,000 at December 31, 1996 and 1995, respectively, were pledged as collateral for public funds on deposit and for other purposes as required by law.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

4.  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Major classifications of loans at December 31, 1996 and 1995 are summarized as follows:

                                                                 1996          1995
                                                              -----------   -----------
Commercial, financial and agricultural......................  $ 8,070,324   $ 7,634,707
Real estate -- construction.................................   10,267,563     8,078,573
Real estate -- mortgage.....................................   22,126,768    26,503,848
Consumer....................................................    2,899,461     2,662,625
                                                              -----------   -----------
                                                               43,364,116    44,879,753
Less allowance for possible loan losses.....................    1,129,278     1,026,830
Less unearned income........................................      229,556       161,976
                                                              -----------   -----------
                                                              $42,005,282   $43,690,947
                                                              ===========   ===========

     At December 31, 1995, the Company was servicing SBA and loans for others totaling $1,394,000, and none at December 31, 1996, respectively. At December 31, 1996 and 1995, outstanding commitments included commitments to fund commercial and real estate construction mortgage loans of approximately, $3,221,000 and $2,716,000 for 1996 and $2,005,000 and $2,863,000 for 1995,
respectively. The Company uses the same credit policies in making commitments and conditional obligations as it does for its standard lending arrangements and its risk of loss is similar to such arrangements.

     The following is a summary of activity in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994:

                                                        1996         1995        1994
                                                     ----------   ----------   ---------
Balance at beginning of year.......................  $1,026,830   $  980,852   $ 815,967
Provision for possible loan losses.................      84,000       41,000     171,500
Loans charged off..................................     (49,738)    (185,035)   (113,687)
Recoveries.........................................      68,186      190,013     107,072
                                                     ----------   ----------   ---------
Balance at end of year.............................  $1,129,278   $1,026,830   $ 980,852
                                                     ==========   ==========   =========

     There were no impaired or nonaccrual loans at December 31, 1996 and 1995. The reduction in interest income attributable to nonaccrual loans for the year ended December 31, 1994 was $2,000.

     In the ordinary course of business, the Company has direct and indirect loans outstanding to certain executive officers, directors and principal stockholders (including their associates). Management believes such loans are made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of total loans outstanding and the activity in these loans for 1996:

Balance at beginning of year................................  $1,248,000
New loans originated........................................     263,000
Principal repayments........................................    (359,000)
                                                              ----------
Balance at end of year......................................  $1,152,000
                                                              ==========

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

5.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1996 and 1995 is summarized as follows:

                                                                 1996         1995
                                                              ----------   ----------
Land........................................................  $  760,910   $  521,837
Bank buildings and improvements.............................   1,338,732    1,317,946
Furniture and equipment.....................................     873,759      762,437
                                                              ----------   ----------
                                                               2,973,401    2,602,220
Less accumulated depreciation...............................    (921,132)    (773,572)
                                                              ----------   ----------
                                                              $2,052,269   $1,828,648
                                                              ==========   ==========

6.  OTHER REAL ESTATE OWNED

     Other real estate owned at December 31, 1996 and 1995 is summarized as follows:

                                                                 OTHER      VALUATION
                                                              REAL ESTATE   ALLOWANCE
                                                              -----------   ---------
Balance at December 31, 1994................................   $1,006,000    $160,000
Foreclosures -- additions...................................      112,090          --
Sales -- disposals..........................................      (40,000)     (3,000)
Provision for losses........................................           --     113,000
                                                               ----------    --------
Balance at December 31, 1995................................    1,078,090     270,000
Foreclosure -- additions....................................           --          --
Sales -- disposals..........................................     (112,090)         --
Provision for losses........................................           --     156,000
                                                               ----------    --------
Balance at December 31, 1996................................   $  966,000    $426,000
                                                               ==========    ========

7.  DEPOSITS

     The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were $21,506,514 and $20,261,256 at December 31, 1996 and 1995, respectively. At December 31, 1996, the scheduled maturities of certificates of deposits are as follows:

1997........................................................  $43,139,593
1998........................................................    2,992,227
1999........................................................    1,994,818
2000........................................................      347,374
2001........................................................      229,164
                                                              -----------
                                                              $48,703,176
                                                              ===========

8. FEDERAL HOME LOAN BANK

     During 1995 and 1996, the Bank entered into agreements with the Federal Home Loan Bank (FHLB) whereby, for the purchase of $1,218,100 of FHLB stock, the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are collateralized under a Specific Collateral Agreement covered by certain investment securities. Based on the availability of existing collateral at December 31, 1996, the Bank could make draws of approximately $20,000,000. The Bank has outstanding $12,400,000 under the line due in varying amounts from January 12, 1997 to February 22, 1997 with interest payable at rates ranging from 6.89% to 7.2%.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

9. INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996         1995        1994
                                                   ----------    --------    ---------
Current expense:
  Federal........................................  $1,015,493    $483,712    $ 436,294
  State..........................................     162,013      78,002       53,779
                                                   ----------    --------    ---------
                                                    1,177,506     561,714      490,073
Deferred expense (benefit):
  Federal........................................     (93,176)    (41,641)    (112,707)
  State..........................................          --          --      (12,331)
                                                   ----------    --------    ---------
                                                      (93,176)    (41,641)    (125,038)
                                                   ----------    --------    ---------
                                                   $1,084,330    $520,073    $ 365,035
                                                   ==========    ========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows:

                                                                1996        1995
                                                              --------    --------
Deferred tax assets:
  Allowance for possible loan losses........................  $342,600    $310,916
  Real estate acquired through foreclosure..................   202,300     143,430
  Retirement plans..........................................    60,300      53,524
                                                              --------    --------
          Total gross deferred tax assets...................   605,200     507,870
Deferred tax liabilities:
  Unrealized gains on securities available for sale.........    83,839     135,558
  Other.....................................................    67,968      63,814
                                                              --------    --------
          Total gross tax liabilities.......................   151,807     199,372
                                                              --------    --------
          Net deferred tax asset............................  $453,393    $308,498
                                                              ========    ========

     There was no valuation allowance for deferred tax assets at December 31, 1996 and 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences resulting in the deferred tax assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, available income tax carrybacks, projected future taxable income, and tax planning strategies in making the assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The following is a summary of the difference between income taxes as shown in the consolidated statements of operations and

                     FIRST BANKSHARES, INC. AND SUBSIDIARY
the income taxes that would result from applying the statutory Federal income tax rate of 34% to income before income taxes:

                                                       1996         1995        1994
                                                    ----------    --------    --------
Income tax expense at statutory Federal income tax
  rate............................................  $  996,424    $562,244    $402,178
Increase (decrease) in income tax expense
  resulting from:
  Tax-exempt interest.............................     (95,117)    (91,938)    (75,928)
  State income taxes, net.........................     106,245      51,481      27,356
  Other, net......................................      76,778      (1,714)     11,429
                                                    ----------    --------    --------
          Actual income tax expense...............  $1,084,330    $520,073    $365,035
                                                    ==========    ========    ========

10. COMMITMENTS

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of each letter. The Bank uses the same credit policies in making commitments through conditional obligations as it does on-balance sheet instruments.

     In most cases, the Bank does require collateral or other security to support financial instruments with credit risk. At December 31, 1996 and 1995, the Bank had outstanding $167,904 and $318,700 in standby letters of credit.

11. RETIREMENT PLANS

     The Company has a 401(k) Plan which covers substantially all employees subject to minimum age and service requirements. Participants may contribute 1% to 16% of their compensation. The Company provides a matching profit sharing contribution determined annually by the Company's Board of Directors. Participants vest evenly over five years in the Company's contribution. The Company contributed $46,035, $23,288 and $23,178 during the years ended December 31, 1996, 1995 and 1994. During 1994, the Company established a retirement plan for key employees, officers and directors that provides for periodic payments which commence at their retirement or death. The benefits are to be paid through investments in life insurance policies such that the beneficiary of the policies is the Company and the cash surrender value or death benefit of the policies should be sufficient to fund the benefits. The cash surrender value of the policies at December 31, 1996 and 1995 are $2,355,423 and $2,266,781,
respectively. The liability for benefits to be paid has been accrued using the present value method and the related expense for the years ended December 31, 1996 and 1995 was $106,637 and $224,196, respectively.

12. REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

                     FIRST BANKSHARES, INC. AND SUBSIDIARY
corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital, as defined, to average risk-weighted assets. As defined and of Tier I capital, as defined, to average assets, as defined. Management believes, at December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     At December 31, 1996 and 1995, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institutions's category.

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                               FOR CAPITAL        PROMPT CORRECTIVE
                                            ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                      ------------------    ------------------    ------------------
                                        AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                      ----------   -----    ----------   -----    ----------   -----
As of December 31, 1996:
  Total risk-weighted capital:
     Consolidated...................  $9,979,077   14.22%   $5,614,108   8.00%    $      N/A     N/A
     First Bank of Georgia..........   9,683,151   13.80%    5,613,421   8.00%     7,016,776   10.00%
  Tier I capital:
     Consolidated...................   9,102,060   12.97%    2,807,112   4.00%           N/A     N/A
     First Bank of Georgia..........   8,806,134   12.55%    2,806,736   4.00%     4,210,104    6.00%
  Tier I (Adjusted Total Assets):
     Consolidated...................   9,102,060    9.19%    3,961,724   4.00%           N/A     N/A
     First Bank of Georgia..........   8,806,134    8.90%    3,957,813   4.00%     4,947,266    5.00%
As of December 31, 1995:
  Total risk-weighted capital:
     Consolidated...................  $8,345,501   14.87%   $4,489,846   8.00%    $      N/A     N/A
     First Bank of Georgia..........   8,223,958   14.66%    4,487,835   8.00%     5,609,794   10.00%
  Tier I capital:
     Consolidated...................   7,644,381   13.62%    2,245,046   4.00%           N/A     N/A
     First Bank of Georgia..........   7,522,838   13.41%    2,243,949   4.00%     3,362,923    6.00%
  Tier I (Adjusted Total Assets):
     Consolidated...................   7,644,381   10.28%    2,974,467   4.00%           N/A     N/A
     First Bank of Georgia..........   7,522,838   10.11%    2,976,395   4.00%     3,720,494    5.00%

13. STOCKHOLDERS' EQUITY

     STOCK OPTIONS The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. The exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant and no compensation expense is recognized.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

     The Company's incentive stock option plan has authorized the grant of up to 160,000 shares of the Company's common stock. The exercise price of options issued under the plan is established by the Company's Board of Directors at the date of grant and expire 10 years after the date of grant. Generally, options vest evenly over five years.

     A summary of stock option transactions under the plan is as follows:

                                                           SHARES           PRICE
                                                           -------      --------------
Options outstanding at December 31, 1993.................   22,700              $ 5.00
  Granted................................................   55,000                6.38
  Exercised..............................................  (10,100)               5.00
  Canceled or expired....................................   (3,000)               5.00
                                                           -------
Options outstanding at December 31, 1994.................   64,600
  Granted................................................   22,500        6.87 to 6.96
  Canceled or expired....................................       --
                                                           -------
Options outstanding at December 31, 1995.................   87,100        5.00 to 6.96
  Granted................................................   17,600               13.00
  Exercised..............................................   (7,322)               6.38
  Canceled or expired....................................   (5,700)       5.00 to 6.87
                                                           -------
Options outstanding at December 31, 1996.................   91,678       5.00 to 13.00
                                                           =======

     Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates consistent with the methodology from SFAS No. 123, the Company's net income and net income per share would have been reduced to the proforma amounts below:

                                                                  1996          1995
                                                               ----------    ----------
Net income....................................  As reported    $1,846,329    $1,133,586
                                                Proforma       $1,798,341    $1,067,742
Net income per share..........................  As reported    $     1.76    $     1.08
                                                Proforma       $     1.71    $     1.02

     The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2%, risk free rates of 7%, volatility of .05%, and an expected life of 10 years. The weighted average fair value calculated under this method was $4.40 for 1996 grants and $4.72 for 1995 grants.

     Options to acquire 27,078 shares of common stock of the Company were exercisable at December 31, 1996.

     DIVIDENDS Dividends to be paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Statutes and limitations impose restrictions on the amount of dividends that may be declared by the Bank. These restrictions are based on the Bank's level of regulatory capital, retained earnings and the prior year's net earnings.

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

14. OTHER OPERATING EXPENSES

     Components of other operating income and expenses in excess of 1% of total interest and other income for the respective periods are approximately as follows:

                                                       1996        1995        1994
                                                     --------    --------    --------
Other operating income:
  Gains on sales of real estate acquired through
     foreclosure...................................  $(14,000)   $     --    $ 60,000
Other operating expenses:
  Regulatory examinations, consulting, legal and
     professional fees.............................   394,000     174,000     128,000
  FDIC insurance assessments.......................     2,000      67,000     132,000
  Data processing services.........................   177,000     133,000      74,000
  Directors and committee fees.....................    60,000      50,000      64,000
  Miscellaneous....................................   216,000       4,000       8,000

15. FIRST BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                 1996            1995
                                                              ----------      ----------
                                         ASSETS
Cash........................................................  $  360,810      $   92,834
Investment in the Bank......................................   8,958,271       7,785,980
Other assets................................................      29,922          28,709
                                                              ----------      ----------
                                                              $9,349,003      $7,907,523
                                                              ==========      ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity........................................  $9,349,003      $7,907,523
                                                              ==========      ==========

                       CONDENSED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

Dividend from the Bank......................................  $  582,150      $  368,561
Expenses....................................................      14,208          31,199
                                                              ----------      ----------
  Income before income taxes and equity in undistributed
     earnings of the Bank...................................     567,942         337,362
Income tax benefit..........................................       5,700          10,607
                                                              ----------      ----------
  Income before equity in undistributed earnings of the
     Bank...................................................     573,642         347,969
Equity in undistributed earnings of the Bank................   1,272,687         785,617
                                                              ----------      ----------
  Net income................................................  $1,846,329      $1,133,586
                                                              ==========      ==========

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

Cash flows from operating activities:
  Net income................................................  $ 1,846,329      $1,133,586
  Adjustments to reconcile net income to net cash from
     operating activities:
     Equity in undistributed earnings of the Bank...........   (1,272,687)       (785,617)
     Amortization...........................................        4,487           4,826
     Change in other assets and liabilities.................       (5,700)        (10,607)
                                                              -----------      ----------
     Net cash from operating activities.....................      572,429         342,188
Cash flows from investing activities........................           --              --
Cash flows from financing activities:
  Dividends.................................................     (304,453)       (251,719)
                                                              -----------      ----------
  Net increase in cash......................................      267,976          90,469
Cash at beginning of year...................................       92,834           2,365
                                                              -----------      ----------
Cash at end of year.........................................  $   360,810      $   92,834
                                                              ===========      ==========

16. ESTIMATED FAIR VALUES

     The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                                      1996
                                                          ----------------------------
                                                           CARRYING           FAIR
                                                            AMOUNT            VALUE
                                                          -----------      -----------
Financial assets:
  Cash and due from banks and federal funds sold........  $12,261,011      $12,261,011
  Investment securities available for sale..............   20,791,535       20,791,535
  Loans.................................................   80,854,126       80,946,415
  Cash value of life insurance policies.................    2,355,423        2,355,423
Financial liabilities:
  Deposits..............................................   91,564,853       92,137,327
  Federal funds purchased...............................    6,000,000        6,000,000
  Note payable to FHLB..................................   12,400,000       12,400,000

                                                                      1995
                                                          ----------------------------
                                                           CARRYING           FAIR
                                                            AMOUNT            VALUE
                                                          -----------      -----------
Financial assets:
  Cash and due from banks...............................  $ 3,403,926        3,403,926
  Investment securities available for sale..............   23,966,501       23,966,501
  Loans.................................................   58,090,869       58,149,176
  Cash value of life insurance policies.................    2,266,781        2,266,781
Financial liabilities:
  Deposits..............................................   78,733,938       79,372,565
  Federal funds purchased...............................    2,360,000        2,360,000
  Note payable to FHLB..................................    2,000,000        2,000,000

                     FIRST BANKSHARES, INC. AND SUBSIDIARY

     The following summary presents the methods and assumptions used by the Company to estimate the fair values of financial instruments. The Company operates as a going concern and except for its investment securities portfolio and certain residential loans, no active market exists for its financial instruments. Much of the information used to determine fair values is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated at December 31, 1996, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

     CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD The carrying amounts approximate their fair value.

     INVESTMENT SECURITIES HELD FOR SALE Fair values for securities, excluding restricted equity securities, are based on quoted market prices.

     LOANS For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans, credit card loans, and other consumer loans are based on quoted market prices of similar loans, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans, when present, are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     CASH VALUE OF LIFE INSURANCE POLICIES Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

     DEPOSITS The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

     FEDERAL FUNDS PURCHASED AND NOTE PAYABLE TO FHLB The carrying amounts of federal funds purchased and note payable to FHLB approximate their fair values.

To the Board of Directors and Stockholders
First Bankshares, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of First Bankshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1994 were audited by other auditors whose report dated March 10, 1995 expressed an unqualified opinion on those financial statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bankshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          PORTER KEADLE MOORE, LLP

                                          /s/ PORTER KEADLE MOORE, LLP

                                          Successor to the practice of
                                          Evans, Porter, Bryan & Co.
February 7, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 21, 1995, the Company dismissed KPMG Peat Marwick LLP ("KPMG"), the Company's principal independent accountants. This change in accountants was first reported to the Commission by the Company on a Current Report on Form 8-K filed in September 1995. The Company's Board of Directors authorized the Company to pursue a change in auditors at a meeting held on September 21, 1995. KPMG's reports on the Company's financial statements for the three fiscal years in the period ended December 31, 1994, contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that their reports included an explanatory paragraph relating to changing certain accounting methods through the adoption of new Statements of Financial Accounting Standards as follows:

          As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Also as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities at December 31, 1993, to adopt the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     For the three fiscal years in the period ended December 31, 1994, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the three fiscal years ended December 31, 1994, no matters occurred which are required to be described pursuant to Item 304(a)(1)(iv) of Regulation S-K which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in their reports.

     The Company requested KPMG to furnish it a letter addressed to the Commission stating whether it agrees with the above statements, and a copy of this letter was filed as an exhibit to the Current Report on Form 8-K filed by the Company in September 1995. The Company has also provided KPMG with a copy of this filing.

     Effective September 21, 1995, the Company engaged Porter Keadle Moore, LLP (successor to the practice of Evans, Porter, Bryan & Co.) as its new principal independent accountants to audit the Company's financial statements. For the three years in the period ended December 31, 1994, there have been no consultations with Porter Keadle Moore, LLP with regard to either the application of accounting principles as to any specific transaction, either completed or proposed, the type of audit opinion that would be rendered on the Company's financial statements, or any matter of disagreement with the Company's former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The table below sets forth certain information about the directors of the Company, including each person's age at December 31, 1996, position with the Company, and position with the Bank.

                                           POSITION WITH                 POSITION WITH
           NAME               AGE           THE COMPANY                     THE BANK
           ----               ---    --------------------------    --------------------------
Richard W. Cheely.........     45    Director                      Director
James A. Eidson...........     44    Director                      Director
Ray E. Hannah.............     60    Director; Chairman            Director; Chairman
                                     of the Board of               of the Board of
                                     Directors                     Directors
James L. Lynn.............     56    Director                      Director
Cannis E. McLain..........     65    Director                      Director
R. Elliott Miller.........     47    Director; President and       Director and Chief
                                     Chief Executive Officer       Executive Officer
Richard G. Stilley........     46    Director                      Director
Dr. Hugh Thompson.........     68    Director                      Director
Conrad Waller.............     59    Director; Vice Chairman       Director; Vice
                                     of the Board of Directors     Chairman of the
                                                                   Board of Directors

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

     The following table sets forth certain information with respect to the directors and officers of the Company. Directors of the Company serve one year terms until the next annual meeting of shareholders, and until their successors are duly elected and qualified. Except as otherwise indicated, each person has been or was engaged in his present position or last principal occupation, in the same or a similar position, for more than five years.

NAME                                        AGE         POSITION HELD AND PRINCIPAL OCCUPATIONS
----                                        ---         ---------------------------------------
Richard W. Cheely.........................  45    Mr. Cheely has been a director of the Bank since
                                                  1991 and the Company since its inception. He has
                                                  been Vice President of Cheely Motor Co. Inc. and
                                                  Compact Credit since 1975. These are automobile and
                                                  finance companies. He has served on various councils
                                                  and committees for Volkswagen of America and Subaru.
                                                  He is also a pilot for Northwest Airlines.
James A. Eidson...........................  44    Mr. Eidson has been a director of the Bank since
                                                  1988 and the Company since its inception. He is
                                                  President and a principal of the law firm of Eidson
                                                  and Associates, P.C. in Hapeville, Georgia. Mr.
                                                  Eidson was associated with the Atlanta law firm of
                                                  Powell, Goldstein, Frazer & Murphy prior to
                                                  resigning to become a partner in the firm of which
                                                  he is now president. Mr. Eidson is a member of the
                                                  State Bar of Georgia, the American Bar Association,
                                                  and the Atlanta Bar Association.
Ray E. Hannah.............................  60    Mr. Hannah has been a director of the Bank since
                                                  1988 and the Company since its inception. He
                                                  currently serves as Chairman of the Board of
                                                  Directors of both the Bank and the Company, and has
                                                  served in that capacity with the Bank since 1993. He
                                                  is President and Chief Executive Officer of Porex
                                                  Technologies Corporation of Georgia, having joined
                                                  this company in 1968. He is a director of Porex,
                                                  Porex Surgical, Porex Scientific, and Synetic, Inc.
                                                  He is a principal in Southern Crescent Mortgage &
                                                  Investment Corp. and serves as Chairman of the
                                                  Board. He has served as a director of the Health
                                                  Industry Manufacturers Association and is director
                                                  and former chairman of the Writing Instrument
                                                  Manufacturers Association.
James L. Lynn.............................  56    Mr. Lynn has been a director of the Bank since 1988
                                                  and the Company since its inception. He currently
                                                  serves as Chairman of the Bank's and the Company's
                                                  Executive Committee. Mr. Lynn has been the President
                                                  and owner of Central Builders Supply Company since
                                                  1967. Previously, Mr. Lynn was associated with Lee
                                                  Lumber Company.
Cannis E. McLain..........................  65    Mr. McLain has been a director of the Bank since
                                                  1988 and the Company since its inception. He is
                                                  owner and president of Mack's Auto Sales & Leasing,
                                                  Inc., an automobile brokerage firm which has
                                                  marketed new automobiles to authorized dealers
                                                  through the United States since 1958. Previously Mr.
                                                  McLain had been associated with two major automobile
                                                  dealers in the Atlanta area.


R. Elliott Miller.........................  47    Mr. Miller has been a director of the Bank and the
                                                  Company since 1994. He presently serves as President
                                                  and CEO of the Company, and CEO of the Bank, and has
                                                  served in this capacity since joining the Company in
                                                  1994. Prior to joining the Company, Mr. Miller
                                                  served as Chairman of the Board and CEO of Merchant
                                                  Bank Corp. and President of The Merchant Bank of
                                                  Atlanta. Mr. Miller is a graduate of Georgia Tech
                                                  and the University of Virginia Darden School
                                                  Executive Program. He currently serves on the
                                                  Advisory Board of Directors of The School of
                                                  Management at Georgia Tech, The Atlanta Venture
                                                  Forum, and The Advisory Board of Directors of the
                                                  DuPree Center for Entrepreneurship and New Venture
                                                  Development at Georgia Tech. He is also a director
                                                  of Industrial Distribution Group, Inc. and Merchant
                                                  Capital Advisors.
Richard G. Stilley........................  46    Mr. Stilley has been a director of the Bank since
                                                  1991 and the Company since its inception. He is the
                                                  general manager of Howard L. Carmichael & Sons
                                                  Funeral Home in East Point, Georgia, and has been
                                                  associated with this business since 1974. Mr.
                                                  Stilley is a member of both the Georgia and the
                                                  National Funeral Director Associations.
C.T. Segers...............................  52    Mr. Segers has been a director of the Bank since
                                                  1994. He currently serves as the President and Chief
                                                  Operating Officer of the Bank. He has been employed
                                                  by the Bank since 1990, and prior to that time had
                                                  been continuously employed in banking at various
                                                  regional banks since 1964.
Dr. Hugh Thompson.........................  68    Dr. Thompson has been a director of the Bank since
                                                  1992 and the Company since its inception. He is a
                                                  retired orthopedic surgeon.
Conrad Waller.............................  59    Mr. Waller has been a director of the Bank since
                                                  1988 and the Company since its inception, and
                                                  currently serves as the Vice Chairman of both the
                                                  Bank and the Company. Mr. Waller is the President
                                                  and a principal of Schjonning & Waller Custom
                                                  Furniture Company, East Point, Georgia and has been
                                                  with this company since it was founded in 1965.
                                                  Schjonning & Waller is a manufacturer of custom
                                                  furniture and fixtures for bank interiors.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth for the fiscal years ended December 31, 1996, 1995, and 1994, the cash compensation paid or accrued by the Company and the Bank, as well as certain other compensation paid or accrued for those years, for services in all capacities to R. Elliott Miller, the Chief Executive Officer of the Company and the Bank, and C.T. Segers, who is the President and Chief Operating Officer of the Bank. No executive officer of the Company or the Bank other than Mr. Miller and Mr. Segers earned total compensation, including salary and bonus for the fiscal year ended December 31, 1996, in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                             AWARDS
                                                                                           ----------       PAYOUTS
                                               ANNUAL COMPENSATION            OTHER        SECURITIES   ---------------
                                           ---------------------------       ANNUAL        UNDERLYING      ALL OTHER
       NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS(#)   COMPENSATION(4)
       ---------------------------         ----   ---------   --------   ---------------   ----------   ---------------
R. Elliott Miller(1)                       1996   $125,000    $75,000            (3)             --         $19,635
  President and Chief                      1995   $125,000    $13,000            (3)             --         $12,735
  Executive Officer                        1994   $ 31,250    $ 4,000            (3)         55,000              --
C.T. Segers(2)                             1996   $ 90,000    $14,500        $5,400(5)           --         $23,599
  President and Chief                      1995   $ 90,000    $13,000        $5,400(5)           --         $21,478
  Operating Officer                        1994   $ 90,000    $12,000            --              --         $11,239
  First Bank of Georgia

---------------

(1) Mr. Miller began his employment with the Company on October 1, 1994, and, therefore, his compensation for the 1994 period only reflects the last three months of the fiscal year. Mr. Miller receives his compensation from the Bank.
(2) Mr. Segers served as the President of the Company during its initial formation. He received all of his compensation for all of the above periods from the Bank.
(3) Information with respect to certain perquisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum amount required for disclosure under SEC regulations.
(4) Reflects payments made by the Company under the officer's Salary Continuation Agreement. See Salary Continuation Retirement Plan. The amount of retirement benefits allocated under the Salary Continuation Agreements was $12,735 in 1996, $12,735 in 1995 and $0 in 1994 for Mr. Miller and
    $18,440 in 1996, $18,440 in 1995 and $7,784 in 1994 for Mr. Segers. The
    above amounts also reflect matching contributions made by the Company under its 401(k) plan for (a) Mr. Miller in 1996 totaling $6,900 and (b) for Mr. Segers in 1996, 1995, and 1994 totalling $5,159, $3,038 and $3,455, respectively.
(5) Amount represents car allowance.

OPTION EXERCISES AND HOLDINGS

     The following table shows the grants of stock options to the named executive officers under the Company's Stock Option Plan during the fiscal year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                     NUMBER OF      PERCENT OF
                                                    SECURITIES    TOTAL OPTIONS
                                                    UNDERLYING      GRANTED TO
                                                      OPTIONS       EMPLOYEES      EXERCISE OR   EXPIRATION
NAME                                                GRANTED (#)   IN FISCAL YEAR   BASE PRICE       DATE
----                                                -----------   --------------   -----------   ----------
C.T. Segers.......................................     2,000           11.4%         $13.00      8/15/2006

     The following table summarizes for each of the named executive officers the number of stock options, if any, exercised during the year ended December 31, 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 1996, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF
                                                                       SECURITIES          VALUE OF
                                                                       UNDERLYING         UNEXERCISED
                                                                      UNEXERCISED        IN-THE-MONEY
                                          SHARES                       OPTIONS AT         OPTIONS AT
                                         ACQUIRED                   FISCAL YEAR-END     FISCAL YEAR-END
                                            ON           VALUE      (#) EXERCISABLE/   ($) EXERCISABLE/
NAME                                    EXERCISE(#)   REALIZED($)    UNEXERCISABLE     UNEXERCISABLE(1)
----                                    -----------   -----------   ----------------   -----------------
R. Elliott Miller.....................     7,322      $45,725.89      25,678/22,000    $227,764/$195,140
C.T. Segers...........................         0               0        6,500/4,500      $44,175/$43,145

---------------

(1) Based on $15.25 per share, the last reported sales price of the Common Stock prior to December 31, 1996, on the Nasdaq SmallCap Market. Mr. Miller has options to acquire 47,678 shares at $6.38 per share, of which options for 25,678 shares are currently exercisable. Mr. Segers has options to acquire 4,000 shares at $5.00 per share, of which options for 3,500 shares are currently exercisable, and options to acquire 5,000 shares at $6.87 per share, of which options for 1,000 shares are currently exercisable, and options to acquire 2,000 shares at $13.00 per share, none of which is exercisable.

COMPENSATION OF DIRECTORS

     Directors of the Company receive no compensation for their services as directors. Directors of the Bank, exclusive of executive officers, receive compensation at the rate of $400 for attendance of each regularly scheduled board meeting, $250 for attendance of each regularly scheduled loan committee meeting, and $200 for attendance of each regularly scheduled other committee meeting. The directors of the Bank and the Company that are also executive officers and that receive compensation for services provided to the Bank or Company do not receive compensation as directors.

     On January 18, 1996, the Bank's Board of Directors adopted the First Bank of Georgia Director's Indexed Fee Continuation Program (the "Director Program"), which replaced the Directors Defined Benefit Plan.

     Under the Director Program, each nonemployee member of the Bank's Board of Directors has entered into an individual agreement with the Bank (individually, a "Director Agreement"). Pursuant to the terms of each Director Agreement, a nonemployee director is promised a retirement benefit the amount of which is measured by the after-tax income generated by one or more identified insurance policies on the life of the director, reduced by a cost of funds expense. Under the terms of a Director Agreement, the Bank may, but is not obligated, to purchase the insurance contract(s) which serve as the model for determining a director's retirement benefit. The Bank has purchased insurance contract(s) for the Director Agreements. The retirement benefit becomes payable when the director retires after attaining age 65. The benefits earned are payable over ten years and, during the pay-out period, the director continues to receive benefit credits attributable to after-tax income generated by the life insurance policy(ies) over that ten-year period. If a director retires before attaining age 65 other than a termination effected pursuant to a change in control, a portion of the benefits accrued is payable equal to the product of (i) the full benefits accrued multiplied by (ii) a percentage which is equal to the director's years of service multiplied by a factor of 10. If a director is terminated for cause, the retirement benefits are forfeited.

     Each Director Agreement also allows a director to defer all or a portion of his director fees. Such deferred amounts are credited with interest at an annual rate equal to the greater of 10% or 200% of the one-year Treasury rate. These amounts are payable upon a director's termination of employment in ten annual installments with interest on the outstanding unpaid balance during the installment period credited at a rate of 7% per annum.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     In October 1994, R. Elliott Miller and the Bank executed an employment agreement which continues for a period of three years from October 1, 1994, unless terminated. After the completion of the initial three-year term, the agreement will automatically renew for a period of two years unless 60 days' prior notice is given by either party of intent not to renew. According to the terms of the employment agreement, Mr. Miller will receive an annual base salary of $125,000 and benefits, including, but not limited to, individual contributory health insurance at the same contributory rate as all other employees of the Company, term life insurance policy, personal disability insurance, an automobile, initiation fees, and monthly dues at one business club, and monthly fees at one country club. Pursuant to the agreement, Mr. Miller was granted an option to purchase 55,000 shares of the Company's common stock pursuant to the terms of the Company's stock option plan. Mr. Miller shall also be promptly reimbursed for all authorized expenses properly incurred by him on behalf of the Company and its affiliates. The employment agreement provides for incentive bonus compensation if, during each calendar year, the Bank meets certain performance objectives as determined by the Board of Directors or Compensation Committee of the Board. In the event of a change of control as defined in the agreement, Mr. Miller shall be entitled for one year from the date of closing of such transaction effecting the change in control to give written notice of the termination of the employment agreement and to receive a lump-sum payment of two times his annual salary.

     In October 1993, C.T. Segers and the Bank executed an employment agreement which had an initial term of two years from October 1, 1993. After the completion of the initial two years, the agreement automatically renewed for a period of two additional years, and will continue to renew automatically for subsequent two-year periods unless 60 days' prior notice is given by either party of intent not to renew, provided however, if the agreement is not renewed, the agreement shall continue on a month-to-month basis terminable by either party on a 30-day prior notice. According to the terms of the agreement, Mr. Segers will receive an annual base salary of $90,000, and such other benefits which are generally offered to other bank personnel. In addition, the Bank shall also provide an automobile expense allowance not to exceed $450 per month. The employment agreement provides for incentive bonus compensation if, during each calendar year, the Bank meets certain performance objectives as determined by the Board of Directors or Compensation Committee of the Board. In the event of a change of control as defined in the agreement, Mr. Segers shall be entitled for one year from the date of closing of such transaction effecting the change in control to give written notice of the termination of the employment agreement and to receive a lump-sum payment of two times his annual salary.

SALARY CONTINUATION RETIREMENT PLAN

     On May 19, 1994, the Bank's Board of Directors adopted a Salary Continuation Retirement Plan pursuant to which certain of the Bank's executives are to receive retirement benefits. The benefits to be provided are governed by an Executive Salary Continuation Agreement (the "Salary Continuation Agreement") between the executive and the Bank. Mr. Miller entered into a Salary Continuation Agreement with the Bank on February 1, 1995. Mr. Segers entered into a Salary Continuation Agreement with the Bank on May 31, 1994. The Bank has also entered into Salary Continuation Agreements with other Bank executives. The following is a summary of the material terms of the Salary Continuation Agreements.

     The Salary Continuation Agreements provide that if an executive remains continuously employed by the Bank, he will retire on the December 31st nearest his 65th birthday. Commencing with the following month and continuing for a period of 180 months, the Bank will pay retirement benefits and a postretirement death benefit to the executive (or his designated beneficiary) in an annual amount equal to 50% of the executive's annual salary immediately prior to retirement. If the executive should die before the expiration of the 180-month period, the benefit for the remaining portion of the 180-month period would be paid to his designated beneficiary. The Salary Continuation Agreements also provide for payments to the executive's designated beneficiary if the executive dies while actively employed but prior to attaining age 65. The retirement benefits under these agreements vest (although they do not become payable until the executive's retirement or death) at the rate of 20% per year commencing at the date of the executive's original employment with the Bank, except that if there is a change in control of the Bank or Company (as defined in the Salary Continuation Agreement), the executive will become fully vested.

     If the executive or the Bank terminates the executive's employment from the Bank (other than for cause, as defined in the Salary Continuation Agreement, in which case all benefits will be forfeited), the Bank shall pay the executive a severance benefit equal to the accrued balance of the liability reserve account established with respect to that executive. The severance benefit is to be paid over 180 months. The Salary Continuation Agreements also provide that the Bank will not merge or consolidate with any other company or organization or permit its business activities to be taken over by any other organization unless the new entity acknowledges its obligation under the Salary Continuation Agreement and agrees to abide by its terms.

     The Salary Continuation Agreements provide that the Bank reserves the right to either fund or refrain from funding its obligations thereunder. The Bank has provided for the funding of the Salary Continuation Agreements through investments in life insurance policies with the exception of the Salary Continuation Agreement with Geraldine H. Hall which is not funded. See note 11 to the consolidated financial statements at Item 7 herein. The Salary Continuation Agreements also provide that the payment of benefits thereunder is contingent upon the executive not competing with the Bank.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires (i) the Company's directors and executive officers and (ii) persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC"), within certain specified time periods, reports of ownership and changes in ownership. Such officers, directors, and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

     To the Company's knowledge, based solely upon a review of copies of such reports furnished to the Company and representations that no other reports were required with respect to the year ended December 31, 1996, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with respect to 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the Company's common stock as of March 14, 1997, by each named executive officer, by each director, by directors and executive officers as a group, and by each person known to the Company to own beneficially more than 5% of such common stock.

                                                               NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)                                  BENEFICIALLY OWNED(2)   CLASS OF PERCENT(3)
---------------------------                                  ---------------------   -------------------
James L. Lynn..............................................          75,000(4)               7.13%
Richard W. Cheely..........................................          16,320(5)               1.55
James A. Eidson............................................          50,000                  4.75
Ray E. Hannah..............................................          53,100(6)               5.04
Cannis E. McLain...........................................          50,000(7)               4.75
R. Elliott Miller..........................................          33,000(8)               3.06
Richard G. Stilley.........................................          31,500(9)               2.99
Dr. Hugh Thompson..........................................          20,000                  1.90
Conrad M. Waller...........................................          24,000(10)              2.28
C.T. Segers................................................           8,600(11)               *
All Directors and Executive Officers as a group (10
  persons).................................................         361,520                 33.39

---------------

  *  An asterisk indicates beneficial ownership of less than 1%.

 (1) The address of each individual named in the table is as follows:
          600 South Central Avenue
          Hapeville, Georgia 30354
 (2) Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934. Under these rules, person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to dispose or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouse, minor children and other relatives residing in the same household, and trusts, partnerships, and corporations or deferred compensation plans which are affiliated with the principal.
 (3) Percent is calculated by treating shares subject to options held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options held by others as not outstanding.
 (4) Includes 25,000 shares of common stock held by Reliance Trust Company as custodian for James L. Lynn IRA.
 (5) Includes 3,240 shares of common stock owned by Mr. Cheely's minor child, 40 shares of stock owned by Linda Cheely, Mr. Cheely's wife.
 (6) Includes 11,100 shares of common stock owned by Betty Hannah, Mr. Hannah's wife.
 (7) Incudes 30,000 shares of common stock owned jointly with Mr. McLain's wife, Addie M. McLain, and 20,000 shares of common stock owned jointly with Mr. McLain's son, Kenneth McLain.
 (8) Includes 25,678 shares subject to stock options held by Mr. Miller which are exercisable within 60 days.
 (9) All of the 31,500 shares of common stock of Mr. Stilley are owned jointly with his wife, Cathy C. Stilley.
(10) Includes 14,000 shares of common stock owned by Schjonning and Waller Custom Furniture Company of which Mr. Waller is a principal.
(11) Includes 4,100 shares of common stock held by Reliance Trust Company as custodian for Mr. Seger's individual retirement account and 4,500 shares subject to stock options held by Mr. Segers which are exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no agreements in existence or anticipated between any director or officer of the Bank or the Company relating to the premises, furnishings, equipment, fixtures, or any other property or service of the Bank or the Company. During 1996, certain directors and executive officers were indebted to the Bank. This indebtedness resulted from loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         2.1   --   Agreement and Plan of Merger, dated December 13, 1996,
                    between First Bankshares, Inc. and Regions Financial
                    Corporation
         3.1   --   Articles of Incorporation(1)
         3.2   --   Bylaws(1)
         4.1   --   Provisions from the Company's Articles of Incorporation
                    defining the rights of the holders of the Company's common stock(1)

        10.1*  --   Employment Agreement dated October 1, 1994, between the Bank and R. Elliott Miller(2)
        10.2*  --   Employment Agreement dated October 1, 1993, between the Bank and C.T. Segers(2)
        10.3*  --   1989 Employee Stock Option Plan(1)
        10.4*  --   1995 Stock Option Plan(2)
        10.5*  --   Resolution of the Bank's Board of Directors regarding the
                    Directors Defined Benefit Plan and Form of Directors Defined
                    Benefit Plan Agreement(2)
        10.6*  --   Resolution of the Bank's Board of Directors regarding the
                    Salary Continuation Retirement Plan and Form of Executive
                    Salary Continuation Agreement(2)
        10.7   --   License Agreement dated March 13, 1996 between Riverside
                    Communications, Inc. and First Bankshares Mortgage and
                    Investment Corporation(3)
        10.8   --   Lease dated November 15, 1995 between Eagle Springs
                    Properties and First Bank of Georgia(3)
        10.9*  --   First Bank of Georgia Director's Indexed Fee Continuation
                    Program and Form of Director Indexed Fee Continuation
                    Program Director Agreement
        21.1   --   Subsidiaries of the Company(3)
        23.1   --   Consent of Porter Keadle Moore, LLP
        27     --   Financial Data Schedule (for SEC use only)

---------------

  * Indicates management contract or compensatory plan or arrangement.
(1) Previously filed by the Company as Exhibits (with the same respective Exhibit numbers as indicated herein) to the Company's Registration Statement (Commission File Number 33-80598).
(2) Previously filed by the Company as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.
(3) Previously filed by the Company as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized March 20, 1997.

                             FIRST BANKSHARES, INC.

              By: /s/ R. ELLIOTT MILLER                              By: /s/ GERALDINE R. HALL
 --------------------------------------------------     --------------------------------------------------
                  R. Elliott Miller                                      Geraldine R. Hall
        President and Chief Executive Officer                  Chief Financial Officer and Treasurer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints R. Elliott Miller and Geraldine R. Hall, and each of them, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of these attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ RAY E. HANNAH                               Director              March 20, 1997
-----------------------------------------------------
                    Ray E. Hannah

                /s/ CONRAD M. WALLER                              Director              March 20, 1997
-----------------------------------------------------
                  Conrad M. Waller

                /s/ RICHARD W. CHEELY                             Director              March 20, 1997
-----------------------------------------------------
                  Richard W. Cheely

                 /s/ JAMES A. EIDSON                              Director              March 20, 1997
-----------------------------------------------------
                   James A. Eidson

                  /s/ JAMES L. LYNN                               Director              March 20, 1997
-----------------------------------------------------
                    James L. Lynn

                /s/ CANNIS E. MCLAIN                              Director              March 20, 1997
-----------------------------------------------------
                  Cannis E. McLain

               /s/ RICHARD G. STILLEY                             Director              March 20, 1997
-----------------------------------------------------
                 Richard G. Stilley

               /s/ HUGH THOMPSON, M.D.                            Director              March 20, 1997
-----------------------------------------------------
                 Hugh Thompson, M.D

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ R. ELLIOTT MILLER                  President and Chief Executive    March 20, 1997
-----------------------------------------------------    Officer (Principal Executive
                  R. Elliott Miller                      Officer)

                /s/ GERALDINE R. HALL                  Chief Financial Officer and      March 20, 1997
-----------------------------------------------------    Treasurer (Principal
                  Geraldine R. Hall                      Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

2.1    --   Agreement and Plan of Merger, dated December 13, 1996,
            between First Bankshares, Inc. and Regions Financial
            Corporation
3.1    --   Articles of Incorporation(1)................................  N/A
3.2    --   Bylaws(1)...................................................  N/A
4.1    --   Provisions from the Company's Articles of Incorporation       N/A
            defining the rights of the holders of the Company's common stock(1)....................................................
10.1*  --   Employment Agreement dated October 1, 1994, between the Bank  N/A and R. Elliott Miller(2)....................................
10.2*  --   Employment Agreement dated October 1, 1993, between the Bank  N/A and C.T. Segers(2)..........................................
10.3*  --   1989 Employee Stock Option Plan(1)..........................  N/A
10.4*  --   1995 Stock Option Plan(2)...................................  N/A
10.5*  --   Resolution of the Bank's Board of Directors regarding the     N/A
            Directors Defined Benefit Plan and Form of Directors Defined
            Benefit Plan Agreement(2)...................................
10.6*  --   Resolution of the Bank's Board of Directors regarding the     N/A
            Salary Continuation Retirement Plan and Form of Executive
            Salary Continuation Agreement(2)............................
10.7   --   License Agreement dated March 13, 1996 between Riverside      N/A
            Communications, Inc. and First Bankshares Mortgage and
            Investment Corporation(3)...................................
10.8   --   Lease dated November 15, 1995 between Eagle Springs           N/A
            Properties and First Bank of Georgia(3).....................
10.9*  --   First Bank of Georgia Director's Indexed Fee Continuation
            Program and Form of Director Indexed Fee Continuation
            Program Director Agreement
21.1   --   Subsidiaries of the Company(3)..............................  N/A
23.1   --   Consent of Porter Keadle Moore, LLP
27.    --   Financial Data Schedule (for SEC use only)

---------------

  * Indicates management contract or compensatory plan or arrangement.
(1) Previously filed by the Company as Exhibits (with the same respective Exhibit numbers as indicated herein) to the Company's Registration Statement (Commission File Number 33-80598).
(2) Previously filed by the Company as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.
(3) Previously filed by the Company as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.