Form 10QSB
period 1997-03-31
FIRST BANKSHARES INC /GA/
filed 1997-05-09
CIK 925944

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark One)

     [ X ] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997
                                       or

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

                                 (404) 763-6720
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $1.00 Par Value 1,056,962 shares as of May 2, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                          March 31,             December 31,
                                                                            1997                     1996
                                                                       ------------            -------------
                                                                        (Unaudited)                (Note)
                            ASSETS
Cash and due from banks ...............................................$   3,801,861           $   7,581,011
Federal funds sold ....................................................    2,080,000               4,680,000
Investment securities available for sale ..............................   20,506,112              20,791,535
Loans, net ............................................................   93,595,271              80,854,126
Premises and equipment, net ...........................................    2,078,083               2,052,269
Other real estate owned, net ..........................................      510,000                 540,000
Cash value of life insurance policies .................................    2,666,919               2,355,423
Other assets ..........................................................    1,588,234               2,524,229
                                                                       -------------           -------------

                                                                        $126,826,480           $ 121,378,593
                                                                        ============           =============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ...........................................................$  97,150,227           $  91,564,853
   Federal funds purchased and securities sold
     under agreements to repurchase ...................................   13,100,000               6,000,000
   Note payable to FHLB ...............................................    4,900,000              12,400,000
   Accrued expenses and other liabilities .............................    2,064,560               2,064,737
                                                                       -------------           -------------

   Total Liabilities ..................................................  117,214,787             112,029,590

Stockholders' Equity:
   Common stock, $1.00 par value;
     10,00,000 shares authorized; 1,052,462
     shares issued and outstanding ....................................    1,052,462               1,052,462
   Additional paid-in capital .........................................    4,194,813               4,194,813
   Retained earnings ..................................................    4,251,107               3,938,982
   Net unrealized gains (losses) on securities ........................      113,311                 162,746
                                                                       -------------           -------------
   Total Stockholders' Equity .........................................    9,611,693               9,349,003
                                                                       -------------           -------------

                                                                       $ 126,826,480           $ 121,378,593
                                                                       =============           =============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying note is an integral part of the condensed consolidated financial statements.


                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                     1997            1996
                                                                                 ------------     ----------
Interest income:
   Loans, including fees ........................................................$  2,434,195     $1,661,830
   Investment securities ........................................................     325,935        345,633
   Other ........................................................................      37,522         16,558
                                                                                 ------------    -----------
   Total interest income ........................................................   2,797,652      2,024,021

Interest expense:
   Deposits .....................................................................     844,544        677,638
   Other borrowings .............................................................     314,910         59,543
                                                                                 ------------    -----------
   Total interest expense .......................................................   1,159,454        737,181
                                                                                 ------------    -----------

   Net interest income ..........................................................   1,638,198      1,286,840

Provision for possible loan losses ..............................................      50,000             --
                                                                                 ------------    -----------

   Net interest income after provision
     for possible loan losses ...................................................   1,588,198      1,286,840

Other operating  income .........................................................     683,707        314,004

Other operating expenses:
   Salaries and employee benefits ...............................................     891,051        555,024
   Occupancy and equipment ......................................................     160,139         95,200
   Other ........................................................................     436,620        327,838
                                                                                 ------------    -----------
   Total operating expenses .....................................................   1,487,810        978,062
                                                                                 ------------    -----------

   Income before income taxes ...................................................     784,095        622,782

Income taxes ....................................................................     293,038        225,065
                                                                                 ------------    -----------

   Net income ...................................................................$    491,057    $   397,717
                                                                                 ============    ===========

   Net income per share:
     Primary ....................................................................$        .47    $       .38
                                                                                 ============    ===========
     Fully diluted ..............................................................$        .45    $       .37
                                                                                 ============    ===========

   Weighted average common shares:
     Primary ....................................................................   1,052,462      1,048,840
     Fully diluted ..............................................................   1,102,748      1,081,893

The accompanying note is an integral part of the condensed consolidated financial statements.


                      FIRST BANKSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                       -------------------------------------
                                                                           1997                    1996
                                                                       -------------           -------------
Cash flows provided by operating activities ...........................$   1,201,025           $     842,802

Cash flows (used in) provided by investing activities .................  (12,586,617)             (5,303,119)

Cash flows provided by (used in) financing activities .................    5,006,442               2,551,157
                                                                       -------------           -------------


   Net increase (decrease) in cash and cash equivalents ...............   (6,379,150)             (1,909,160)

Cash and cash equivalents at beginning of period ......................   12,261,011               3,403,926
                                                                       -------------           -------------

Cash and cash equivalents at end of period ............................$   5,881,861           $   1,494,766
                                                                       =============           =============

The accompanying note is an integral part of the condensed consolidated financial statements.



                      FIRST BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of First Bankshares, Inc. and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.
Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's
Form 10-KSB for the year ended December 31, 1996.

2. On December 13, 1996, the Company entered into an agreement and plan of merger (Agreement) with Regions Financial Corporation (Regions) to be effective upon the consent of various regulatory authorities. Among other items, the Agreement provides for the conversion of each common share of the Company into
 .32 of a share of Regions common stock, subject to certain adjustments as defined. Prior to the consummation of this Agreement, each party must obtain certain consents and approvals. Such Agreement may be terminated under certain conditions by the Board of Directors of both or either party. The transaction is expected to close during the second quarter of 1997.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net interest income increased to $1,638,198 for the quarter ended March 31, 1997 from $1,286,840 for the quarter ended March 31, 1996. The increase was primarily due to increases in loan volumes and other interest bearing assets and the relative market interest rates and fees which exceed the related cost of funds for investing in such assets. Total interest income increased to $2,797,652 for the quarter ended March 31, 1997 from $2,024,021 for the quarter ended March 31, 1996. The increase in interest income was primarily the result of increases in the net loan portfolio of 45% from $64,550,277 to $93,595,271 and in the yield on loans from 10.34% for the first quarter of 1996 to 11.44% for the first quarter of 1997, respectively. Total interest expense increased to $1,159,454 for the quarter ended March 31, 1997 from $737,181 for the quarter ended March
31, 1996. The increase in interest expense was primarily due to increases in interest bearing deposits of 29% from $58,312,939 to $75,358,354 and in other borrowings of 189% from $6,220,000 to $18,000,000 from March 31, 1996 to March
31, 1997 as the Company funded the increase in loans.

Additions to the allowance for possible loans losses (balance of $1,180,207 and $1,029,517 at March 31 1997 and 1996, respectively, and $1,129.278 at December
31, 1996) are made periodically to maintain the allowance at an appropriate level based on management's analysis of potential risk in the loan portfolio.
The ratio of the  allowance  for possible loan losses to loans of 1.18% at March
31, 1997  decreased  from 1.56% at March 31, 1996 and from 1.37% at December 31,
1996 as a result of the  increase  in mortgage  loans in process of  settlement.
Such mortgage loans outstanding at March 31, 1997 carry reduced loss risk since the Company generally sells these loans in a short period of time. The amount of the provision for possible loan losses is determined by an evaluation of the amount of loans outstanding, the amount of non-performing loans, historical loan loss experience, delinquency trends, the amount of losses actually charged to the allowance in a given period, and an assessment of present and anticipated economic conditions that might possibly impact the Company's market. Management determined that no additional provision was necessary for the allowance for the quarter ended March 31, 1996 compared to a provision of $50,000 for the quarter ended March 31, 1997. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses, that additional increases in the allowance will not be required, or that any particular level of allowance for possible loan losses will be maintained.

Other  operating  income was  $683,707  for the  quarter  ended  March 31,  1997 compared to $314,004  for the quarter  ended March 31,  1996.  The  increase was primarily  the  result  of gains on  sales of loans  originated  and sold by the
Company's  mortgage  operations  and to a  lesser  extent  an  increase  in fees associated with the increase in deposit accounts.

Other operating expenses increased to $1,487,810 for the quarter ended March 31, 1997 from $978,062 for the quarter ended March 31, 1996. The increases were primarily related to an increase in the number of full-time employees, particularly related to the increase in the mortgage loan operations, normal salary increases and the increased cost of operations due to overall deposit growth and activity.

The  Company's  net income  increased  23.5% to  $491,057  ($.45 per share fully diluted) for the quarter ended March 31, 1997 from net income of $397,717  ($.37 per share fully  diluted) for the quarter  ended March 31,  1996.  The return on average assets  remained  constant at 1.66% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. However,  the return on average equity increased to 20.64% from 19.63% for the quarters ended March 31, 1997 and
1996, respectively. The increases in net income and returns reflect the increase in net interest margin,  the increase in other operating income partially offset by the increase in other operating expenses.

Liquidity and Sources of Capital

The Company had cash and cash equivalents (including Federal funds sold) of $5,881,861 at March 31, 1997 and $12,261,011 at December 31, 1996. The decrease reflects the Company's increased investment in earning assets and the relative stability of the Company's need to respond to short term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. The loan to deposit ratio at March 31, 1997 was 101.1% compared to 89.5% at December 31, 1996 and 87.4% at March 31, 1996. The increase in this ratio continues to reflect the Company's strategy of increasing investments in higher earning loans and related fee opportunities.

Primary sources of liquidity are the scheduled repayments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company may sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, interest-earning deposits in financial institutions, security repurchase agreements and federal funds sold, and borrowings from FHLB to meet liquidity requirements as needed. The Company also has the ability, on a short-term basis, to purchase federal funds or sell securities under agreements to repurchase from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured and secured advances of up to $34,600,000 and with the Federal Home Loan Bank for borrowings up to $20,000,000. Additionally, the Company's internal liquidity ratio of 57.8% exceeds the internal policy ratio of 30% as well as regulatory minimums. The
Company believes that its liquidity will be sufficient to meet its operating requirements over the near term.




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

                  Exhibit 27  Financial Data Schedule

         (b)      Reports on Forms 8-K.

                  None





                                   SIGNATURES


Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.
                                                                     FIRST BANKSHARES, INC.
                                                                          (Registrant)



Date                May 9, 1997                                       /s/ R. Elliott Miller
    ----------------------------------------                -------------------------------
                                                                        R. Elliott Miller
                                                              President and Chief Executive Officer
